Form 10-Q
period 1996-06-30
EVANS WITHYCOMBE RESIDENTIAL INC
filed 1996-07-31
CIK 925267

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q



                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For Quarter ended June 30, 1996                   Commission File Number 1-13256

                          -----------------------------



                       EVANS WITHYCOMBE RESIDENTIAL, INC.
             (Exact name of registrant as specified in its charter)


         Maryland                                        86-0766008
(State or other jurisdiction                (I.R.S. employer identification no.)
of incorporation or organization)


         6991 East Camelback Road, Suite A200, Scottsdale, Arizona 85251
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (602) 840-1040



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X                  NO
                           ------                  ------




   As of July 31, 1996 there were 18,271,318 shares of the registrant's common stock, $0.01 par value outstanding.

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                       ----------------------------------


                                      INDEX
                                      -----

Part I                     FINANCIAL INFORMATION                                                        Page
- ------                     ---------------------                                                        ----

                           Item 1   Financial Statements

                           Consolidated Balance Sheets as of June 30, 1996 and
                           December 31, 1995 (Unaudited) ...............................................   3

                           Consolidated Statements of Income for the three and six months
                           ended June 30, 1996 and 1995 (Unaudited) ....................................   4

                           Consolidated Statement of Stockholders' Equity as of June 30, 1996
                           (Unaudited) .................................................................   5

                           Consolidated Statements of Cash Flows for the six months
                           ended June 30, 1996 and 1995 (Unaudited) ....................................   6

                           Notes to Consolidated Financial Statements ..................................   7

                           Item 2   Management's Discussion
                                    and Analysis of Financial
                                    Condition and Results of
                                    Operations .........................................................  12

Part II                    OTHER INFORMATION
- -------                    -----------------

                           Item 4   Submission of Matters to Vote by Security Holders...................  22

                           Item 6   Exhibits and Reports on Form 8-K....................................  23


Signatures                 .............................................................................  24

                          PART I FINANCIAL INFORMATION
                         Item 1. - Financial Statements
                         ------------------------------

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands, except for number of shares)
                                   (Unaudited)

                                                                       June 30, 1996               December 31, 1995
                                                                       -------------               -----------------
ASSETS
Real Estate:
  Land..................................................      $              100,212        $               95,908
  Buildings and improvements............................                     445,885                       389,846
  Furniture and fixtures................................                      26,861                        23,736
  Construction-in-progress..............................                      74,794                        77,693
                                                                  ------------------------      ------------------------
                                                                             647,752                       587,183

  Less accumulated depreciation.........................                     (27,100)                      (17,511)
                                                                  ------------------------      ------------------------
                                                                             620,652                       569,672
Cash and cash equivalents...............................                       1,788                         3,634
Restricted cash.........................................                         959                           522
Accounts and notes receivable...........................                       2,506                         2,065
Deferred costs, net of accumulated amortization
  of $827 and $507 at June 30, 1996
  and December 31, 1995, respectively ..................                       2,941                         2,946
Other assets ...........................................                       1,450                         1,656
                                                                  ------------------------      ------------------------

Total assets ...........................................      $              630,296        $              580,495
                                                                  ========================      ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage and notes payable..............................      $              311,806        $              297,456
Accounts payable and other liabilities .................                       8,496                         9,379
Dividends payable ......................................                       7,126                         6,127
Accrued interest .......................................                         541                           605
Accrued property taxes .................................                       3,259                         2,358
Resident security deposits .............................                       1,499                         1,497
Prepaid rent ...........................................                         426                           438
                                                                  ------------------------      ------------------------
Total liabilities ......................................                     333,153                       317,860

Minority interest ......................................                      62,187                        64,487

Stockholders' Equity:
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized - none  issued and outstanding...........                           -                             -
  Common stock, $.01 par value, 100,000,000 shares
    authorized 18,271,318 and 16,123,279 issued and
    outstanding at June 30, 1996 and
    December 31, 1995, respectively ....................                         183                           161
  Additional paid-in capital ...........................                     251,129                       208,646
  Accumulated deficit ..................................                     (16,356)                      (10,659)
                                                                  ------------------------      ------------------------

Total stockholders' equity .............................                     234,956                       198,148
                                                                  ------------------------      ------------------------

Total liabilities and stockholders' equity .............      $              630,296        $              580,495
                                                                  ========================      ========================

                             See accompanying notes

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
      (Amounts in thousands, except per share amounts and number of shares)
                                   (Unaudited)

                                                Three Months Ended                         Six Months Ended
                                        June 30, 1996         June 30, 1995       June 30, 1996         June 30, 1995
                                        -------------         -------------       -------------         -------------
Revenues:
  Rental...........................$        22,078       $        16,162      $       44,214       $        31,037
  Third party management fees .....            664                   302                 951                   697
  Interest and other ..............          1,364                 1,083               3,120                 2,120
                                       -----------------     ----------------    -----------------     ----------------
    Total revenues ................         24,106                17,547              48,285                33,854

Expenses:
  Repairs and maintenance .........          2,719                 2,150               5,275                 3,966
  Property operating ..............          2,865                 1,914               5,548                 3,823
  Advertising .....................            599                   318               1,032                   505
  Real estate taxes ...............          1,615                 1,150               3,264                 2,101
  Property management .............            824                   754               1,708                 1,559
  General and administrative ......            463                   424                 960                   877
  Interest ........................          5,469                 2,712              10,893                 4,546
  Depreciation and amortization ...          4,870                 3,257               9,640                 6,003
                                       -----------------     ----------------    -----------------     ----------------
    Total expenses ................         19,424                12,679              38,320                23,380
                                       -----------------     ----------------    -----------------     ----------------

Income before minority interest              4,682                 4,868               9,965                10,474
Minority interest ..................        (1,027)               (1,095)             (2,239)               (2,268)
                                       -----------------     ----------------    -----------------     ----------------

Net income.........................$         3,655       $         3,773      $        7,726       $         8,206
                                       =================     ================    =================     ================

Earnings per share ................$          0.22       $          0.23      $         0.47       $          0.51
                                       =================     ================    =================     ================




Weighted average shares
outstanding ........................    16,933,771            16,021,078          16,535,454            16,021,078
                                       =================     ================    =================     ================

                             See accompanying notes

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (Amounts in thousands, except for number of shares)
                                   (Unaudited)


                                                                             Additional      Accumu-
                                              Number of        Common         Paid-in         lated
                                               Shares          Stock          Capital        Deficit        Total
                                           ---------------- ------------- ----------------- ----------- -------------

Stockholders' equity, December 31, 1995........ 16,123,279   $    161        $ 208,646       $(10,659)      $198,148
    Net income.................................          -          -                -          7,726          7,726
    Dividends on common stock ($.78 per
    share).....................................          -          -                -        (13,423)       (13,423)
    Proceeds of second offering, net of
       underwriting discount and offering costs
       of $3,021...............................  2,088,889         21          41,086               -         41,107
    Conversion of units to common stock........     44,355          1             887               -            888
    Exercise of stock options..................      8,000          -             160               -            160
    Issuance of restricted stock, net of
      unamortized deferred compensation of
      $110.....................................      6,795          -              38               -             38
    Amortization of deferred compensation......          -          -             312               -            312
                                                ----------    -------       ---------        --------       --------

Stockholders' equity, June 30, 1996............ 18,271,318    $   183       $ 251,129        $(16,356)      $234,956
                                                ==========    =======       =========        ========       ========

                             See accompanying notes

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                Six Months ended June 30,
                                                                     ------------------------------------------------
                                                                             1996                       1995
                                                                     ----------------------      --------------------
Cash flows from operating activities
Net income .................................................     $               7,726       $               8,206
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization ............................                     9,960                       6,193
  Amortization of executive deferred compensation
      expense (noncash).....................................                       350                         356
  Minority interest ........................................                     2,239                       2,268
  Write-off of real estate assets ..........................                        39                          64
Decrease (increase) in assets
  Restricted cash ..........................................                      (437)                        277
  Accounts and notes receivable ............................                      (441)                         25
  Other assets .............................................                       206                         502
(Decrease) increase in liabilities
  Accounts payable and other liabilities ...................                      (883)                        668
  Accrued interest .........................................                       (64)                        219
  Accrued property taxes ...................................                       901                         549
  Resident security deposits ...............................                         2                          83
  Prepaid rent .............................................                       (12)                       (378)
                                                                     ----------------------      --------------------
Net cash provided by operating activities ..................                    19,586                      19,032

Cash flows from investing activities
Purchase of real estate assets .............................                   (60,643)                    (61,054)
                                                                     ----------------------      --------------------
Net cash used in investing activities ......................                   (60,643)                    (61,054)

Cash flows from financing activities
Proceeds from second offering...............................                    41,107                           -
Proceeds from exercise of stock options ....................                       160                           -
Proceeds from mortgage notes and credit facility ...........                   176,221                      69,183
Principal payments on mortgage notes and
  credit facility ..........................................                  (161,887)                    (11,869)
Payment for loan costs .....................................                      (315)                       (625)
Dividends paid .............................................                   (12,424)                    (11,856)
Minority interest distributions ............................                    (3,651)                     (3,064)
                                                                     ----------------------      --------------------
Net cash provided by financing activities ..................                    39,211                      41,769
                                                                     ----------------------      --------------------
Net decrease in cash and cash equivalents ..................                    (1,846)                       (253)
Cash and cash equivalents, beginning of period .............                     3,634                       2,439
                                                                     ======================      ====================
Cash and cash equivalents, end of period ...................     $               1,788       $               2,186
                                                                     ======================      ====================

Supplemental information
Cash paid during the period for interest ...................     $              10,645       $               4,091
                                                                     ======================      ====================

Supplemental disclosure of noncash activity
Assumption of debt related to the acquisition of
  apartment communities ....................................     $                   -       $              26,193
                                                                     ======================      ====================

Acquisition of apartment communities through
  issuance of units in the Operating Partnership ...........     $                   -       $              10,736
                                                                     ======================      ====================
Conversion of units to common stock.........................     $                 888       $                   -
                                                                     ======================      ====================

                             See accompanying notes

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

1.   Organization and Formation of the Company

Evans Withycombe Residential, Inc. (the "Company") is one of the largest developers and managers of upscale apartment communities in Arizona and is expanding its operation into selected sub-markets in Southern California. The Company owns and manages 45 stabilized multifamily apartment communities containing 12,027 units, of which 43 stabilized multifamily apartment communities are located in Phoenix and Tucson, Arizona, containing a total of 11,357 units and two stabilized multifamily apartment communities are located in Riverside and Corona Hills, California containing a total of 670 units (an apartment community is considered stabilized when it reaches 93 percent physical occupancy). The Company is also in the process of developing or expanding nine multifamily apartment communities comprising 1,726 units in its Arizona markets. The Company is fully integrated with expertise in development, acquisitions, construction and management of apartment communities. The Company had approximately 535 employees at June 30, 1996.

The Company was incorporated on May 24, 1994 to develop, own and manage upscale multifamily apartment communities. On August 17, 1994, the Company completed an initial public offering and engaged in various formation transactions designed to transfer ownership of the communities and other assets of the predecessor company to Evans Withycombe Residential, L. P. (the "Operating Partnership") or Evans Withycombe Finance Partnership, L.P. (the "Financing Partnership"). The Company is the sole general partner of and owned a 79.31 percent and 77.51 percent interest in the Operating Partnership at June 30, 1996 and 1995 respectively. The Company also holds a noncontrolling interest in Evans Withycombe Management, Inc. (the "Management Company").

The Company elected to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes. A corporate REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level.


2.   Basis of Presentation

The  accompanying   consolidated   financial   statements  of  Evans  Withycombe
Residential, Inc. include the consolidated accounts of the Company, the Operating Partnership, the Financing Partnership and the Management Company.

In fourth quarter 1995, the Company adopted Emerging Issues Task Force (EITF) Issue Number 95-6 Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation, which requires the Company to report the operations of its Management Company on a consolidated basis. Prior to the issuance of EITF 95-6, the Company reported the Management Company on a cost basis. The adoption of EITF 95-6 has no impact on net income, but does increase third party management fees, interest and other revenue, property management expenses, depreciation expense and reduce advertising expense through the elimination of intercompany marketing fees paid to the Management Company. The Company has restated the statements of income and cash flows for the three and the six months ended June 30, 1995 for the retroactive application of the change.

The accompanying unaudited consolidated financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

These consolidated financial statements should be read in conjunction with the Company's December 31, 1995 audited consolidated financial statements and accompanying notes included in the Evans Withycombe Residential, Inc. Form 10-K.

Reclassification

Certain amounts in the statements of income and cash flows for 1995 have been reclassified to conform to the 1996 presentation.

3.   Summary of Significant Accounting Policies

Real Estate Assets and Depreciation

Real estate assets are stated at the lower of depreciated cost or net realizable value. Costs related directly to the acquisition and improvement of real estate are capitalized. Interest costs incurred during construction periods are capitalized. Interest capitalized was $1,464 and $2,800, for the six months ended June 30, 1996 and 1995, respectively.

Ordinary repairs, maintenance and costs incurred in connection with resident turnover such as unit cleaning, painting, and carpet cleaning are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the expected useful lives of depreciable property, which ranges from 10 to 40 years for buildings and improvements and five to eight years for furnishings and equipment.

The    Company    reports    developments    and    lease-up    properties    as
construction-in-progress until construction on the apartment community has been completed and the apartment community has reached stabilized occupancy.

The Company also reports land relating to construction-in-progress as land on its balance sheet. Land associated with construction-in-progress was $12,060 and $17,622 at June 30, 1996 and 1995, respectively.

Revenue Recognition

Rental income attributable to residential leases is recorded when due from residents. Leases are for periods of up to one year, with rental payments due monthly.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and cash equivalent investments with original maturities of three months or less, primarily consisting of demand deposits in banks.

Restricted Cash

Restricted cash includes restricted deposits for property taxes and escrow accounts.

Deferred Costs

Costs incurred in obtaining long-term financing are deferred. These costs are amortized on the effective interest method over the terms of the related debt agreements.

Income Taxes

The  Company  has made an  election  to be taxed as a REIT and  accordingly,  no
federal  or  state  income  taxes  have  been   provided  in  the   accompanying
consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Share

Earnings per share has been computed by dividing net income for the three and the six months ended June 30, 1996 and 1995, respectively, by the weighted average number of shares outstanding during the period.

New Financial Accounting Standards Board Statements

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121 (SFAS No. 121) Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of which requires the Company to review for possible impairment assets to be held for use and assets held for disposal, whenever events or changes in circumstances indicate the carrying amount may not be recoverable, and in such event, to record an impairment loss. The Company has adopted SFAS No. 121 in 1996. The Company does not hold any assets that meet the impairment criteria of SFAS No. 121.

In October 1995, FASB issued SFAS No. 123 Accounting for Stock-Based Compensation which establishes a fair-value based method of accounting for employee stock-based compensation plans, and encourages but does not require companies to adopt that method. The Company has chosen to continue to report stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, but will, beginning in the fourth quarter of 1996 provide pro forma disclosure of the effects of applying the fair value method to all applicable awards granted.

4.   Dividends Payable

On July 10, 1996, the Company paid a dividend of $7,126 ($0.39 per share) to stockholders and distributions of $1,859 ($0.39 per unit) to unitholders of record as of June 28, 1996.

5.   Mortgage and Notes Payable

The Company's mortgage notes and notes payable consist of the following:

                                                                                         June 30,      December 31,
                                                                                           1996            1995
                                                                                         --------      ------------
Mortgage note payable at fixed interest rate of 7.2 percent, monthly principal and
interest   payments through August 18, 1996, remaining balance due on August 18,         $ 5,370         $ 5,457
1996.

Mortgage note payable at fixed interest rate of 8.0 percent, monthly principal and
interest payments through July 1, 1998, remaining balance due on July 1, 1998.             5,418           5,463

Mortgage note payable at fixed interest rate of 8.0 percent, monthly principal and
interest payments through July 1, 1998, remaining balance due on July 1, 1998.             4,370           4,406

Mortgage note payable at fixed interest rate of 8.0 percent,  monthly principal
and interest payments through October 1, 2001, remaining balance due on October 1,         9,008           9,063
2001.

5.        Mortgage and Notes Payable (continued)

                                                                                         June 30,      December 31,
                                                                                           1996            1995
                                                                                         --------      ------------
Mortgage note payable at fixed interest rate of 8.28 percent, monthly principal
and interest payments through June 1, 1998, remaining balance due on June 1, 1998.       $ 6,278         $ 6,339

Mortgage note payable at fixed interest rate of 9.95 percent, monthly principal
and interest payments through September 15, 1997, remaining balance due on                12,127          12,184
September 15, 1997.

Mortgage note payable at fixed interest rate of 9.3 percent, monthly principal and
interest payments through September 15, 1997, remaining balance due on September           3,197           3,212
15, 1997.

$50 million  securitized debt at a fixed interest rate of 7.17 percent,  monthly principal and interest payments through January 1, 2006, remaining balance due
January 1, 2006.  Secured by first mortgage liens on 5 communities.                       49,759          50,000

Securitized  debt at a fixed  stated  interest  rate  of 7.98  percent,  with an effective interest rate of 8.05 percent,  monthly interest only payments through
August 1, 2001,  balance of $131  million  due August 1, 2001,  secured by first mortgage liens on 22 communities,  net of unamortized  discount of $521 and $560
at June 30, 1996 and December 31, 1995, respectively.                                    130,479         130,439

$13 million short term note payable at a fixed interest rate of 6 percent.
Interest only payments with the unpaid principal balance due on January 5, 1996
(repaid on January 5, 1996).                                                                   -          13,000

$17.3  million  tax free bonds with a  floating  interest  rate based on the tax exempt note rate set by the  remarketing  agent, or at the option of the Company can convert to a fixed rate as determined by the remarketing agent. Secured by a
$17.8 million direct pay letter of credit,  annual principal  payments beginning
December 1, 1996 through December 1, 2006 ranging from $250,000 to $550,000 with
the remaining unpaid principal balance due December 1, 2007 (effective interest           17,300          17,300
rate of 5.6 percent at June 30, 1996).

$125 million  unsecured  Revolving  Credit Facility with floating  interest rate based on LIBOR  plus 1.75  percent  or at the  option of the  Company  at prime,
interest payments only. Matures December 1, 1997 (effective interest rate of 7.2          68,500          40,593
percent at June 30, 1996).
                                                                                     --------------  --------------
                                                                                        $311,806        $297,456
                                                                                     ==============  ==============

Each of the mortgage notes payable is secured by a first mortgage on separate communities.

6.   Stock Incentive Plan

The Company established a stock incentive plan to enable directors, executive officers and other key employees of the Company to participate in the ownership of the Company. Initially 1,830,000 shares of the Company's common stock were reserved for issuance under the plan. Options to purchase 850,675 and 1,130,825 shares of common stock were available for grant under the plan at June 30, 1996 and December 31, 1995, respectively. Information with respect to stock options granted during 1996 is as follows:

                                                                                                  Weighted Average
                                                                                                   Exercise Price
                                                                                    Shares           Per Share
                                                                          --------------------  --------------------
Options outstanding at December 31, 1995                                           699,175            $19.98
Exercised                                                                           (8,000)            20.00
Granted                                                                            332,000             22.02
                                                                          --------------------  --------------------
Forfeited                                                                          (43,850)            20.07
Options outstanding at June 30, 1996                                      ====================  ====================
                                                                                   979,325            $20.67
Options exercisable:                                                      ====================  ====================
December 31, 1995                                                                  175,300            $20.00
June 30, 1996                                                                      201,763            $20.04

7.   Minority Interest

Minority interest, at June 30, 1996 is comprised of the following:

                                               Number of Units       Dollars
                                               ---------------   ---------------
Balance at December 31, 1995                        4,810,603     $      64,487
Conversion of units to common stock                   (44,355)             (888)
Allocation of net income                                    -             2,239
Distributions paid                                          -            (3,651)
                                               ---------------   ---------------
Balance at June 30, 1996                            4,766,248     $      62,187
                                               ===============   ===============

The Units can be redeemed for shares of common stock of the Company on a one-for-one basis at the Company's option. Minority interest of unitholders in the Operating Partnership is calculated based on the weighted average number of shares of common stock and Units outstanding during the period.

8.   Second Offering

On May 28, 1996, the Company registered and completed a public offering of 4,500,000 shares of its Common Stock of which 2,000,000 shares were sold by the Company and an aggregate of 2,500,000 shares were sold by two institutional stockholders. In connection with the offering, the Company and the institutional stockholders granted the underwriters an over-allotment option to purchase 675,000 additional shares. On June 25, 1996 the underwriters exercised their over-allotment option for 200,000 shares and the Company issued an additional 88,889 shares of its Common Stock and the institutional stockholders sold an additional 111,111 shares bringing the total number of shares sold by the Company and the institutional stockholders to 2,088,889 and 2,611,111, respectively. The Company used its net proceeds from the Second Offering of approximately $41,100,000 to pay down the Revolving Credit Facility.

9.   Other

The Company terminated its management contracts on nine apartment communities comprised of 1,298 units in exchange for receiving a termination fee of $500,000, which has been reported as third party management fees on the consolidated statements of income for the three and the six months ended June 30, 1996. The Company's third party fee managed portfolio is now comprised of six apartment communities containing 1,254 units.

Item 2                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion, which is based on the consolidated financial statements of Evans Withycombe Residential, Inc., should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. The consolidated financial statements of the Company consist of the communities owned and under development and the Management Company.

When used in the following discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, the actual timing of the Company's planned acquisitions and developments, the strength of the local economies in the sub-markets in which the Company operates, and the Company's ability to successfully manage its planned expansion into Southern California. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations - Consolidated Financial Statements

The results of operations for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, were significantly affected by acquisitions, developments and expansions.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 1996 to the Three and Six Months Ended June 30, 1995

                                Three Months Ended                             Six Months Ended
                                     June 30,                                       June 30,
                           ------------------------------  Percentage   -----------------------------      Percentage
                                1996           1995          Change          1996           1995             Change
                           -------------- ---------------  ----------   -------------- --------------      -----------
                                  (in thousands)                                (in thousands)

Rental income              $    22,078     $   16,162            36.6%   $   44,214     $   31,037            42.5%
Third party management
    fees                           664            302           119.9           951            697            36.4
Interest and other               1,364          1,083            25.9         3,120          2,120            47.2
                           --------------  --------------  ----------    -------------  -------------      -----------
     Total revenues             24,106         17,547            37.4        48,285         33,854            42.6

Property operating and
  maintenance (1)                6,183          4,382            41.1        11,855          8,294            42.9
Real estate taxes                1,615          1,150            40.4         3,264          2,101            55.4
Property management                824            754             9.3         1,708          1,559             9.6
General and
    administrative                 463            424             9.2           960            877             9.5
Interest                         5,469          2,712           101.7        10,893          4,546           140.0
Depreciation and
    amortization                 4,870          3,257            50.0         9,640          6,003            60.3
                           --------------  --------------  ----------    -------------  -------------      -----------
Total expenses                  19,424         12,679            53.2        38,320         23,380            63.9
                           --------------  --------------  ----------    -------------  -------------      -----------
Income before minority
    interest               $     4,682     $    4,868            (3.8)%  $    9,965     $   10,474            (4.9)%
                           ==============  ==============  ==========    =============  =============      ===========
Weighted average
    monthly rental
    revenue per unit       $       714     $     647                     $       712    $      635
                           ==============  ==============                =============  =============
Weighted average number
    of units                    12,308         9,474                          12,116         8,958
                           ==============  ==============                =============  =============
Economic occupancy (2)            88.6%         89.0%                           90.3%         91.4%
                           ==============  ==============                =============  =============

(1) The Company defines property operating and maintenance expense as repairs and maintenance, other property operating and advertising expense.
(2)    Stabilized properties only.

Rental revenues increased by $5,900 and $13,200 or 36.6 percent and 42.5 percent for the three and six months ended June 30, 1996 as compared to the similar periods in 1995, respectively as a result of increases in the weighted average number of apartments and weighted average monthly revenue per occupied apartment. The Company believes that the increase in rental income was largely attributable to the acquisitions and stabilization of properties developed by the Company in its rental markets.

The increase in third party management fees is primarily due to the receipt of a one time $500,000 termination fee.

Interest and other income increased $281 and $1,000 for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995 as a result of the sale of telephone servicing rights on certain properties and an increase in ancillary income such as redecoration and application fees as a result of the increase in the weighted average number of apartments.

Property operating and maintenance expense increased due to the increase in the weighted average number of apartments for the three and six month period ended June 30, 1996 as compared to the same periods in 1995, respectively. Real estate taxes increased primarily due to the increase in the number of properties and higher values placed on properties as a result of improved market conditions for the three and six month period ended June 30, 1996, respectively.

Interest expense increased due to an increase in debt resulting from acquisitions and the increase in weighted average number of units in the portfolio. The Company capitalized $744 and $1,464 of interest for the three and six months ended June 1996 compared to $1,500 and $2,800 for a similiar periods in 1995 due to a decrease in construction activity. Interest costs incurred during construction of a new property is capitalized until completion of construction on a building-by-building basis.

"Same Store" Portfolio

The Company defines same store portfolio as those communities that reached stabilized occupancy prior to January 1, 1995. Same store portfolio consists of 32 stabilized properties containing 7,924 apartment units that were owned by the Company for the three and six months ended June 30, 1996 and 1995.

                               Three Months Ended                             Six Months Ended
                                    June 30,                                       June 30,
                          ------------------------------  Percentage   ------------------------------   Percentage
                               1996           1995          Change           1996           1995          Change
                          --------------  -------------  -------------  --------------  -------------  -------------
                                 (in thousands)                                (in thousands)
Rental income             $    13,688     $   13,482            1.5%    $   27,756      $    27,386           1.4%
Other income                      820            637           28.7          1,641            1,373          19.5
                          --------------  -------------  -------------  --------------  -------------  -------------
                               14,508         14,119            2.8         29,397           28,759           2.2
Property operating and
    maintenance (1)             4,094          3,595           13.9          7,827            7,251           7.9
Real estate taxes                 977            947            3.2          2,012            1,864           8.0
                          --------------  -------------  -------------  --------------  -------------  -------------
                                5,071          4,542           11.6          9,839            9,115           7.9
                          --------------  -------------  -------------  --------------  -------------  -------------
Property net operating
    income                $     9,437     $    9,577           (1.5)%   $   19,558      $    19,644          (0.4)%
                          ==============  =============  =============  ==============  =============  =============
Weighted average
    monthly rental
    revenue per unit
                          $       655     $      640                    $      654      $      634
                          ==============  =============                 ==============  =============
Economic occupancy               88.6%          89.1%                         90.3%           91.4%
                          ==============  =============                 ==============  =============

Rental income for the three and the six months ended June 30, 1996 increased as a result of an increase in the weighted average monthly revenue per occupied unit, compared to the same period in 1995. This was offset by a decline in the average economic occupancy during the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995. Other income for the three and six months ended June 30, 1996 increased as a result of gains from the sale of telephone servicing rights at various communities. Real estate taxes increased for the three and the six months ended June 30, 1996 due to higher values placed on properties as a result of improved market conditions and property values.

Communities Stabilized Less Than Two Years

Communities stabilized less than two years consist of the development of five new apartment communities and the expansion of two existing apartment communities by the Company, containing 1,521 apartment units that reached stabilized occupancy during the year ended December 31, 1995. Increases in the three and the six month periods ended June 30, 1996 as compared to the three and the six month periods ended June 30, 1995 are the result of the increase in the weighted average number of apartments.

                                               Three Months Ended                             Six Months Ended
                                                    June 30,                                      June 30,
                                          ------------------------------                -----------------------------
                                              1996            1995                          1996           1995
                                          -------------  --------------                 -------------  -------------
                                                 (in thousands)                                (in thousands)
Rental income                             $    3,106      $   1,208                        $ 6,326     $   1,896
Other income                                     176             93                            358           152
                                          -------------  --------------                 -------------  -------------
                                               3,282          1,301                          6,684         2,048

Property operating and maintenance               618            395                          1,266           616
Real estate taxes                                225            112                            466           112
                                          -------------  --------------                 -------------  -------------
                                                 843            507                          1,732           728
                                          -------------  --------------                 -------------  -------------
Property net operating income             $    2,439       $    794                        $ 4,952     $   1,320
                                          =============  ==============                 =============  =============
 Weighted average number of
    apartments                                 1,521            713                          1,521            518
                                          =============  ==============                 =============  =============

Development and Lease Up Properties

Development and lease up properties consist of the development of 13 new apartment communities or the expansion of existing apartment communities containing 2,522 apartment units that were in the "construction," "development," or "lease up" stage during 1996 and therefore, not considered to have achieved stabilized occupancy for all of the periods presented. Increases in the three and the six month periods ended June 30, 1996 as compared to the three and six month periods ended June 30, 1995 are the result of there being an increase in the weighted average number of apartments.

                                               Three Months Ended                             Six Months Ended
                                                    June 30,                                      June 30,
                                          -----------------------------                 ----------------------------
                                              1996            1995                          1996           1995
                                          -------------  --------------                 -------------  -------------
                                                 (in thousands)                                (in thousands)

Rental income                             $    2,388     $       33                        $ 4,284           $ 33
Other income                                     150              5                            286              5
                                          -------------  --------------                 -------------  -------------
                                               2,538             38                          4,570             38

Property operating and maintenance               656             70                          1,153             70
Real estate taxes                                222              5                            394              5
                                          -------------  --------------                 -------------  -------------
                                                 878             75                          1,547             75
                                          -------------  --------------                 -------------  -------------
Property net operating income (loss)      $    1,660     $      (37)                       $ 3,023          $ (37)
                                          =============  ==============                 =============  =============
 Weighted average number of
    apartments in lease-up                     1,249             37                          1,063             19
                                          =============  ==============                 =============  =============

Acquisitions

Acquisitions consist of five properties containing 1,786 apartment units, which have been acquired by the Company since January 1, 1995, including the acquisition of Canyon Crest Views apartments, a 178 unit apartment community located in Riverside, California on June 27, 1996. Increases in the three and six month periods ended June 30, 1996, as compared to the three and six months ended June 30, 1995, are the result of the increase in the weighted average number of apartments.

                                               Three Months Ended                             Six Months Ended
                                                    June 30,                                      June 30,
                                          ------------------------------                -----------------------------
                                              1996            1995                          1996           1995
                                          -------------  --------------                 -------------  -------------
                                                 (in thousands)                                (in thousands)
Rental income                             $    2,897      $   1,439                     $    5,849     $   1,722
Other income                                     141             65                            311            68
                                          -------------  --------------                 -------------  -------------
                                               3,038          1,504                          6,160         1,790

Property operating and maintenance               815            322                          1,609           357
Real estate taxes                                191             86                            392           120
                                          -------------  --------------                 -------------  -------------
                                               1,006            408                          2,001           477
                                          -------------  --------------                 -------------  -------------
Property net operating income             $    2,032     $    1,096                     $    4,159     $   1,313
                                          =============  ==============                 =============  =============
Weighted average number of
   apartments                                  1,614            800                          1,608           497
                                          =============  ==============                 =============  =============

Liquidity and Capital Resources

Liquidity

The Company's net cash provided by operating activities increased from $19.0 million for the six months ended June 30, 1995 to $19.6 million for the six months ended June 30, 1996 principally due to increased rental operations from additional properties acquired and developed subsequent to June 30, 1995. Net cash used in investing activities decreased from $61.1 million for the six months ended June 30, 1995 to $60.6 million for the six months ended June 30, 1996. Cash used in investing activities largely relates to the Company's development and construction of new apartment communities in Phoenix and Tucson, Arizona and acquisitions of apartment communities in its markets. Net cash provided by financing activities decreased from $41.8 million for the six months ended June 30, 1995 to $39.2 million for the six months ended June 30, 1996 due to principal payments made on the Revolving Credit Facility and an increase in distributions.

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1994. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute 95 percent of their ordinary taxable income.

The Company expects to meet its short-term liquidity requirements, including capital expenditures relating to maintaining stabilized properties, generally through its net cash provided by operations and borrowings under its credit arrangements and anticipates meeting long-term liquidity requirements, such as scheduled debt maturities, financing of construction and development activities and possible acquisitions through long-term unsecured borrowings, issuance of debt securities or additional equity securities of the Company, or, possibly in connection with acquisitions of land or existing properties, Units of the Operating Partnership. The Company believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short and the long-term.

The information in the immediately preceding paragraph is forward looking and involves risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term. While it is impossible to itemize the many factors and specific events that could affect the Company's outlook for its liquidity requirements, such factors would include the actual timing of the Company's planned development of new, and expansion of existing, communities; acquisitions of existing apartment communities; the actual costs associated with such developments and acquisitions; and the strength of the local economies in the sub-markets in which the Company operates. The Company is further subject to risks relating to the limited geographic area in which it operates and its ability to successfully manage its planned expansion into Southern California, a market in which it does not have any operating history prior to 1995. Higher than expected costs, delays in development of communities, a downturn in the local economies and/or the lack of growth of such economies could reduce the Company's revenues and increase its expenses, resulting in a greater burden on the Company's liquidity than that which the Company has described above.

Capital Resources

At June 30, 1996, the Company's total debt was approximately $311.8 million and the Company's total debt-to-total-market capitalization (Market Equity plus
Debt) was approximately 39.3 percent.

Conventional Mortgage Loans

Conventional mortgage loans were comprised of 7 fixed rate loans at June 30, 1996, each of which is collateralized by a first mortgage lien on an apartment community included in real estate assets. The mortgages are payable in monthly installments of principal and interest and mature at various dates through 2001. The conventional mortgage loans aggregated $45.8 million at June 30, 1996 with interest rates ranging from 7.2 percent to 9.95 percent (weighted averate rate of 8.6 percent at June 30, 1996).

In December 1995, the Company entered into a ten year $50 million fixed rate loan from an insurance company that bears interest at 7.17 percent, with principal and interest due monthly based on a 25-year amortization schedule beginning January 1, 1996 through January 1, 2006, and the remaining unpaid principal balance due January 1, 2006. The loan is secured by a first deed of trust on five apartment communities. Proceeds from the loan were used to pay down outstanding balances on the Revolving Credit Facility. The outstanding debt was $49.8 million at June 30, 1996. The loan is convertible to unsecured upon the Company acheiving an investment grade rating of BBB or better.

Mortgage Loan Certificates

The Company, through the Financing Partnership, borrowed $102.0 million under a securitized loan in August 1994. During January 1995, the Company borrowed the balance of $29.0 million (increasing the total to $131.0 million). The loan is secured by the first mortgage liens on 22 of the communities. The $102.0 million was issued at 99.97 percent of its face amount and the $29.0 million was issued at 97.9375 percent of its face amount and will mature on August 1, 2001. Although both amounts bear interest at 7.98 percent, the $29.0 million has an effective interest rate of 8.40 percent due to the discount. The weighted average effective interest rate of the total $131 million loan is 8.05 percent. The bonds have been rated "AA" by Standard and Poors.

Tax-Free Bonds

On December 12, 1995, the Company assumed $17.3 million of tax free bonds with a floating interest rate based on the tax exempt note rate set by the remarketing agent (or at the option of the Company at a fixed rate as determined by the remarketing agent). The bonds are secured by a $17.8 million direct pay letter of credit which is secured by first deeds of trust on two apartment communities. The debt matures December 1, 2007. The bonds had an effective interest rate of
5.6 percent at June 30, 1996.

Revolving Credit Facility

The $125 million unsecured Revolving Credit Facility (Credit Facility) bears interest at a floating rate of LIBOR plus 175 basis points (or, at the option of the Company, at the prime rate announced by the bank). The Credit Facility, has a term of two years, with an option to extend for one year and provides for monthly payments of interest only. It will be used to finance acquisitions, to fund construction and development and renovation costs, and for working capital purposes. At June 30, 1996, there was $68.5 million outstanding on the Credit
Facility, with an effective interest rate of 7.2 percent. The Credit Facility contains customary representations, covenants and events of default, including a limitation which restricts dividends to 95 percent of Funds From Operations, as defined. The Company does not expect that the covenants will affect its ability to pay dividends in accordance with its current dividend policy or its ability to maintain a REIT status.

The table below outlines the Company's debt structure as of June 30, 1996 (amounts in thousands, unaudited).

                                                                              Outstanding        Weighted Average
                                                                                Balance            Interest Rate
                                                                          ----------------       ----------------
Fixed Rate Debt:
   Mortgage Debt.....................................................
     Conventional....................................................     $         95,527              7.83%
     Mortgage Loan Certificates......................................              130,479              8.05
                                                                          ----------------       ----------------
         Total Fixed Rate Debt.......................................              226,006              7.96

Variable Rate Debt:
   Tax Free Bonds....................................................               17,300              5.60
   Revolving Credit Facility.........................................               68,500              7.20
                                                                          ----------------       ----------------
         Total Variable Rate Debt....................................               85,800              6.85
                                                                          ----------------       ----------------
         Total Debt..................................................     $        311,806              7.65%
                                                                          ================       ================

Second Offering

In September 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) for up to $200 million of debt securities, common stock, preferred stock, and warrants, which will provide the Company with the ability to issue and sell a portion of such securities from time to time.

On May 28, 1996, the Company registered and completed a public offering of 4,500,000 shares of its Common Stock of which 2,000,000 shares were sold by the Company and an aggregate of 2,500,000 were sold by two institutional stockholders. The Company and the institutional stockholders granted the underwriters an over-allotment option to purchase 675,000 additional shares of common stock. On June 25, 1996, the underwriters exercised their over-allotment option for 200,000 shares and the Company issued an additional 88,889 shares of its Common Stock and the institutional stockholders sold an additional 111,111 shares. Net proceeds to the Company from the Second Offering was approximately $41,100,000. The Company used the proceeds from the sale of common stock to pay down its Revolving Credit Facility.

Inflation

Most of the leases at the communities are for a term of one year or less, which may enable the Company to seek increased rents upon renewal of existing leases or commencement of new leases. The short-term nature of the leases generally serves to reduce the risk to the Company of the adverse effects of inflation.

Funds From Operations

The Company considers Funds From Operations ("FFO") an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses which the Company and analysts believe is more reflective of the value of real estate companies such as the Company rather than a measure predicated on generally accepted accounting principles ("GAAP"), which gives effect to noncash items, such as depreciation and amortization.

In May 1995, the National Association of Real Estate Investment Trusts (NAREIT) issued a white paper, which defines FFO, beginning in 1996, to exclude certain items, such as amortization of deferred loan costs and depreciation on corporate fixed assets from FFO. The Company has implemented the new method of calculating FFO. FFO should not be considered an alternative to net income (as determined in accordance with GAAP) as a measure of the Company's operating performance or to cashflows from operating activities (as determined in accordance with GAAP) as a measure of the Company's liquidity nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income, as presented in the consolidated financial statements and data included elsewhere in this report.

The  following   table   presents  the  Company's  FFO  under  both  methods  of
calculation.

                                       Current Method           Previous Method         Current Method        Previous Method
                                     Three Months Ended        Three Months Ended      Six Months Ended       Six Months Ended
                                          June 30,                  June 30,               June 30,               June 30,
                                     ------------------        ------------------      ----------------       ----------------
                                      1996        1995         1996        1995        1996       1995        1996       1995
                                   ---------   ---------    ---------   ---------   ---------   --------   ---------  ---------
Income before minority interest....$  4,682    $   4,868    $   4,682   $   4,868   $   9,965   $ 10,474   $   9,965  $  10,474
Depreciation and amortization.......  4,831        3,230        4,870       3,257       9,562      5,957       9,640      6,003
Amortization of deferred loan costs.      -            -          164         129           -          -         320        236
Executive deferred compensation
expense (noncash)...................    180          178          180         178         350        356         350        356
                                   ---------   ---------    ---------   ---------   ---------   --------   ---------  ---------
Funds from operations..............$   9,693   $   8,276    $   9,896   $   8,432   $  19,877   $ 16,787   $  20,275  $  17,069
                                   =========   =========    =========   =========   =========   ========   =========  =========

Number of common shares and units

The Company had 21,700,019 and 21,320,722 weighted average number of shares and units for the three and six months ended June 30, 1996 and 20,670,695 and 20,427,581 for the three and six months ended June 30, 1995, respectively.

Development and Construction Activity

The apartment communities under construction and in lease-up are listed below:

                                                                              Actual         Actual or
                                                     Average   Estimated      Date of       Estimated     Estimated
                                                      Unit    Construction  Construction    Commence-      Date of
                                             Total    Size       Cost        Commence-       ment of      Stabilized
             Name                 City       Units  (Sq. Ft.) (Millions)       ment        Lease-Up       Occupancy
- --------------------------------------------------------------------------------------------------------------------
                                                                                            Quarter
                                                                          ------------------------------------------
Phoenix
- -------
Country Brook III Expansion     Chandler      120     1,089       $  8        4:95           3:96           1:97
The Hawthorne                   Phoenix       276       904         17        4:95           3:96           3:97
The Isle at Arrowhead Ranch     Glendale      256       940         17        2:96           4:96           4:97
Mirador                         Phoenix       316     1,012         23        4:94           3:95           3:96
Park Meadow II Expansion        Gilbert        68       906          4        4:95           2:96           4:96
Promontory Pointe II
   Expansion                    Phoenix       120     1,013          8        4:95           3:96           2:97
                                           -------          -----------
                                            1,156                   77
Tucson
- ------
Bear Canyon                     Tucson        238       973         15        3:95           2:96           2:97
Orange Grove II Expansion       Tucson        144     1,007          8        2:95           3:95           3:96
Harrison Park II Expansion      Tucson        188       974         10        3:95           2:96           2:97
                                           -------          -----------
                                              570                   33
                                           -------          -----------
     Total                                  1,726                 $110
                                           =======          ===========

The Company owns, or has rights to acquire, sites intended for the development of four additional multifamily apartment communities, which, if completed, are expected to contain approximately 1,114 apartments. There can be no assurance that, in connection with the sites that it has the rights to acquire, the Company will succeed in obtaining any necessary governmental approvals or any financing required to develop these projects, or that the Company will decide to develop any particular project.

The information set forth in the table above is based upon a number of estimates and assumptions that are inherently subject to business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. While all apartment communities previously developed by the Company have been developed on schedule and within budget, the actual development cost, completion date and stabilization date of any project will be dependent upon a variety of factors beyond the control of the Company including, for example, labor and other personnel costs, material costs, weather conditions, government fees and leasing rates.

Acquisition Activity

On June 27, 1996, the Company acquired Canyon Crest Views, a 178 unit apartment community located in Riverside, California, for a total purchase price of approximately $12.9 million cash.

The Company has also entered into agreements to purchase three apartment communities containing 1,059 units in the Riverside/San Bernardino, California market.

The Company is actively pursuing and in preliminary negotiations regarding additional properties in Riverside/San Bernardino and San Diego, California, but no assurance can be given that it will continue to pursue or consummate any acquisitions as a result of these negotiations.

Apartment Communities

The following sets forth certain information regarding the current apartment communities at June 30, 1996. All of the communities are owned 100 percent in fee by the Company.

                                                                                                  Year
                                                                                               Developed
                                                                    Number of    Developed/        or
             Apartment Communities                  City           Apartments     Acquired      Acquired
             ---------------------                  ----           ----------     --------      --------
Same Store
Arizona
- -------
    Phoenix:
Bayside at the Islands                             Gilbert             272       Developed        1988
Country Brook                                      Chandler            276        Acq/Dev       1991/1993
Deer Creek Village                                 Phoenix             308        Acquired        1991
Greenwood Village                                   Tempe              270        Acquired        1993
Heritage Point                                       Mesa              148        Acquired        1994
La Mariposa                                          Mesa              222        Acquired        1990
La Valencia                                          Mesa              361        Acquired        1990
Little Cottonwoods                                  Tempe              379      Acq/Acq/Dev    1989/89/90
Los Arboles                                        Chandler            232       Developed        1985
Miramonte                                         Scottsdale           151       Developed        1983
Morningside                                       Scottsdale           160        Acquired        1992
Park Meadow                                        Gilbert             156        Acquired        1992
Preserve at Squaw Peak                             Phoenix             108        Acquired        1991
Promontory Pointe                                  Phoenix             304        Acquired        1988
Scottsdale Courtyards                             Scottsdale           274       Developed        1993
Scottsdale Meadows                                Scottsdale           168       Developed        1984
Shadow Brook                                       Phoenix             224        Acquired        1993
Shores at Andersen Springs                         Chandler            299       Developed      1989/1993
Silver Creek                                       Phoenix             174        Acquired        1991
Sun Creek                                          Glendale            175        Acquired        1993
The Meadows                                          Mesa              306        Acquired        1987
The Palms                                          Phoenix             132       Developed        1990
The Pines                                            Mesa              194        Acquired        1992
Towne Square                                       Chandler            348        Acq/Dev       1992/1995
Villa Encanto                                      Phoenix             382       Developed        1983
Village at Lakewood                                Phoenix             240       Developed        1988
                                                               ----------------
                                                                     6,263
   Tucson:
Harrison Park                                       Tucson             172        Acquired        1991
La Reserve                                        Oro Valley           240       Developed        1988
Orange Grove Village                                Tucson             256        Acquired        1991
Suntree Village                                   Oro Valley           424        Acquired        1992
The Arboretum                                       Tucson             352        Acq/Dev       1992/1995
Village at Tanque Verde                             Tucson             217        Acq/Dev       1990/1994
                                                               ----------------
                                                                     1,661
                                                               ----------------
    Total Same Store                                                 7,924
                                                               ================
Communities Stabilized Less than Two Years
Arizona
- -------
    Phoenix:
Gateway Villas                                     Phoenix             180       Developed        1995
Mountain Park Ranch                                Phoenix             240       Developed        1995
Sonoran                                            Phoenix             429       Developed        1995
The Enclave                                         Tempe              204       Developed        1995
The Heritage                                       Phoenix             204       Developed        1995
Towne Square Expansion Phase II                    Chandler            120       Developed        1995
                                                               ----------------
                                                                     1,377
   Tucson:
Arboretum Expansion Phase II                        Tucson             144       Developed        1995
                                                               ----------------

   Total Communities Stabilized Less than Two Years                  1,521
                                                               ================

                                                                                                  Year
                                                                                                Developed
                                                                  Number of      Developed/        or
             Apartment Communities                   City        Apartments       Acquired      Acquired
             ---------------------                   ----        ----------       --------      --------
Developments and Lease-Up Properties
Arizona
- -------
   Phoenix:
Country Brook Expansion Phase III (2)              Chandler            120       Developed       1995/96
The Hawthorne (2)                                  Phoenix             276       Developed       1995/96
Ingleside (1)                                      Phoenix             120       Developed       1995/96
The Isle at Arrowhead Ranch                        Glendale            256       Developed        1996
Ladera (1)                                         Phoenix             248       Developed       1995/96
Mirador (2)                                        Phoenix             316       Developed       1995/96
Park Meadow Expansion Phase II (2)                 Gilbert              68       Developed       1995/96
Promontory Pointe Expansion Phase II               Phoenix             120       Developed       1995/96
Towne Square Expansion Phase III (3)               Chandler            116       Developed       1995/96
                                                               ----------------
                                                                     1,640
  Tucson:
Bear Canyon (2)                                     Tucson             238       Developed       1995/96
Harrison Park Expansion Phase II (2)                Tucson             188       Developed       1995/96
The Legends (1)                                     Tucson             312       Developed       1995/96
Orange Grove Expansion Phase II (2)                 Tucson             144       Developed       1995/96
                                                               ----------------
                                                                       882
                                                               ================
    Total Developments and Lease-Up Properties                       2,522
                                                               ================

Acquisitions
  Arizona
  -------
   Phoenix:
Acacia Creek                                      Scottsdale           508        Acquired        1995
Rancho Murietta                                     Tempe              292        Acquired        1995
Superstition Vista                                   Mesa              316        Acquired        1995
                                                               ----------------
                                                                     1,116
  California
  ----------
Canyon Crest Views                                Riverside            178        Acquired        1996
The Ashton                                       Corona Hills          492        Acquired        1995
                                                               ----------------
                                                                       670
                                                               ----------------
     Total Acquisitions                                              1,786
                                                               ================
Total                                                               13,753
                                                               ================

(1)  Community  reached  stabilized  occupancy  in the  first  quarter  1996
(2)  Community  is in lease-up
(3)  Community  reached  stabilized  occupancy in the second quarter 1996


PART II     OTHER INFORMATION


Item 4 - Submission of Matters to Vote by Security Holders.

On June 6, 1996 at the Annual Meeting of Stockholders, two directors were re-elected to the Board of Directors for a three year term to expire at the 1999 Annual Meeting of Stockholders. The stockholders voted to elect both nominees, voting as follows:

                                                   Total Votes For          Total Votes Against
                                                    Each Director              Each Director
                                               ---------------------------------------------------
          F. Keith Withycombe                          13,990,705                     29,997
          G. Peter Bidstrup                            13,990,705                     29,997

The second item of business conducted at the meeting was, as described in the Proxy Statement dated May 3, 1996, the approval of a Non-Employee Directors Stock Plan ("Directors Plan"). The stockholders were asked to approve a Directors Plan that will allow non-employee directors to elect to receive their quarterly directors' retainer (including meeting fees) in the form of Common
Stock or options to purchase Common Stock in lieu of the cash they would otherwise be entitled to receive.

The Non-Employee Director Stock Plan was approved based on the votes set forth below:

                               Number of Votes              Number of Votes
                                     For                        Against
                          ---------------------------  -------------------------
                                 13,164,270                     856,432


Item 6 - Exhibits and Reports on Form 8-K.

(b) No current reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             EVANS WITHYCOMBE RESIDENTIAL, INC.



July 30, 1996                                /s/ Stephen O. Evans
- -----------------------                      ------------------------------
 (Date)                                      Stephen O. Evans,
                                             Chairman of the Board and
                                             Chief Executive Officer




July 30, 1996                                /s/ Paul R. Fannin
- -----------------------                      ------------------------------
 (Date)                                      Paul R. Fannin,
                                             Senior Vice President and
                                             Chief Financial Officer