Form 10-Q
period 1996-09-30
EVANS WITHYCOMBE RESIDENTIAL INC
filed 1996-10-29
CIK 925267

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q



                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For Quarter ended September 30, 1996              Commission File Number 1-13256
                              ---------------------



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

                          YES    X                  NO
                               -----                    -----






 As of October 25, 1996 there were 18,270,064 shares of the registrant's common stock, $0.01 par value outstanding.

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                       ----------------------------------


                                      INDEX
                                      -----

Part I     FINANCIAL INFORMATION                                                         Page
------     ---------------------                                                         ----
           Item 1   Financial Statements

           Consolidated Balance Sheets as of September 30, 1996 and
           December 31, 1995 (Unaudited) ...............................................   3

           Consolidated Statements of Income for the three and nine months
           ended September 30, 1996 and 1995 (Unaudited) ...............................   4

           Consolidated Statement of Stockholders' Equity as of September 30, 1996
           (Unaudited) .................................................................   5

           Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1996 and 1995 (Unaudited) ...............................   6

           Notes to Consolidated Financial Statements ..................................   7

           Item 2   Management's Discussion
                    and Analysis of Financial
                    Condition and Results of
                    Operations .........................................................  13

Part II    OTHER INFORMATION
-------    -----------------

           Item 6   Exhibits and Reports on Form 8-K....................................  23


Signatures .............................................................................  24

                          PART I FINANCIAL INFORMATION
                         Item 1. - Financial Statements
                         ------------------------------

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands, except for number of shares)
                                   (Unaudited)

                                                                       September 30, 1996          December 31, 1995
                                                                       ------------------          -----------------
ASSETS
Real Estate:
  Land..........................................................       $        113,600            $        95,908
  Buildings and improvements....................................                512,613                    389,846
  Furniture and fixtures........................................                 29,089                     23,736
  Construction-in-progress......................................                 57,855                     77,693
                                                                     ------------------------   ------------------------
                                                                                713,157                    587,183

  Less accumulated depreciation.................................                (32,510)                   (17,511)
                                                                     ------------------------   ------------------------
                                                                                680,647                    569,672
Cash and cash equivalents.......................................                  1,392                      3,634
Restricted cash.................................................                    893                        522
Accounts and notes receivable...................................                  3,268                      2,065
Deferred costs, net of accumulated amortization
  of $1,002 and $507 at September 30, 1996
  and December 31, 1995, respectively ..........................                  4,209                      2,946
Other assets ...................................................                  1,816                      1,656
                                                                     ------------------------   ------------------------

Total assets ...................................................       $        692,225            $       580,495
                                                                     ========================   ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage and notes payable......................................       $        376,386            $       297,456
Accounts payable and other liabilities .........................                  8,954                      9,379
Dividends payable ..............................................                  7,308                      6,127
Accrued interest ...............................................                    746                        605
Accrued property taxes .........................................                  4,559                      2,358
Resident security deposits .....................................                  1,655                      1,497
Prepaid rent ...................................................                    779                        438
                                                                     ------------------------   ------------------------
Total liabilities ..............................................                400,387                    317,860

Minority interest ..............................................                 61,141                     64,487

Stockholders' Equity:
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized - none  issued and outstanding...................                      -                          -
  Common stock, $.01 par value, 100,000,000 shares
    authorized 18,270,064 and 16,123,279 issued and
    outstanding at September 30, 1996 and
    December 31, 1995, respectively ............................                    183                        161
  Additional paid-in capital ...................................                251,063                    208,646
  Accumulated deficit ..........................................                (20,549)                   (10,659)
                                                                     ------------------------   ------------------------

Total stockholders' equity .....................................                230,697                    198,148
                                                                     ------------------------   ------------------------

Total liabilities and stockholders' equity .....................       $        692,225            $       580,495
                                                                     ========================   ========================

                             See accompanying notes

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
      (Amounts in thousands, except per share amounts and number of shares)
                                   (Unaudited)


                                              Three Months Ended                    Nine Months Ended
                                              ------------------                    -----------------
                                   September 30, 1996  September 30, 1995  September 30, 1996 September 30, 1995
                                   ------------------  ------------------  ------------------ ------------------
Revenues:
  Rental ........................      $     24,351       $     17,619       $     68,565       $     48,656
  Third party management fees ...               103                280              1,054                977
  Interest and other ............             1,502              1,178              4,622              3,298
                                       ------------       ------------       ------------       ------------
    Total revenues ..............            25,956             19,077             74,241             52,931

Expenses:
  Repairs and maintenance .......             3,516              2,436              8,791              6,402
  Property operating ............             3,499              2,632              9,047              6,455
  Advertising ...................               517                440              1,549                945
  Real estate taxes .............             1,682              1,257              4,946              3,358
  Property management ...........               721                550              2,429              2,109
  General and administrative ....               406                309              1,366              1,186
  Interest ......................             6,251              3,322             17,144              7,868
  Depreciation and amortization .             5,437              3,545             15,077              9,548
                                       ------------       ------------       ------------       ------------
    Total expenses ..............            22,029             14,491             60,349             37,871
                                       ------------       ------------       ------------       ------------
Income before minority interest .             3,927              4,586             13,892             15,060
Minority interest ...............              (812)            (1,030)            (3,051)            (3,298)
                                       ------------       ------------       ------------       ------------

Net income ......................      $      3,115       $      3,556       $     10,841       $     11,762
                                       ============       ============       ============       ============

Earnings per share ..............      $       0.17       $       0.22       $       0.63       $       0.73
                                       ============       ============       ============       ============




Weighted average shares
outstanding .....................        18,271,915         16,060,679         17,118,499         16,034,423
                                       ============       ============       ============       ============

                             See accompanying notes

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (Amounts in thousands, except for number of shares)
                                   (Unaudited)



                                                                                  Additional         Accumu-
                                                 Number of         Common           Paid-in           lated
                                                  Shares            Stock           Capital          Deficit             Total
                                              -------------------------------------------------------------------------------------
Stockholders' equity, December 31, 1995 ..      16,123,279       $       161      $   208,646      $   (10,659)      $   198,148
    Net income ...........................            --                --               --             10,841            10,841
    Dividends on common stock ($1.18 per
    share) ...............................            --                --               --            (20,731)          (20,731)
    Proceeds of second offering, net of
       underwriting discount and
       offering costs of $3,237 ..........       2,088,889                21           40,870             --              40,891
    Conversion of units to common stock ..          44,355                 1              887             --                 888
    Exercise of stock options ............          11,750              --                234             --                 234
    Issuance of restricted stock, net of
      unamortized deferred compensation of
      $131 ...............................           9,120              --                 66             --                  66
    Forfeiture of restricted stock .......          (7,329)             --               --               --                --
    Amortization of deferred compensation             --                --                360             --                 360
                                                ----------       -----------      -----------      -----------       -----------

Stockholders' equity, September 30, 1996..      18,270,064       $       183      $   251,063      $   (20,549)      $   230,697
                                                ==========       ===========      ===========      ===========       ===========

                             See accompanying notes

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                         Nine Months ended September 30,
                                                         ------------------------------
                                                              1996             1995
                                                            ---------       ---------
Cash flows from operating activities
Net income ...........................................      $  10,841       $  11,762
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization ......................         15,572           9,468
  Amortization of deferred compensation
      expense  (noncash) .............................            360             534
  Minority interest ..................................          3,051           3,298
  Write-off of real estate assets ....................            107              89
Increase in assets
  Restricted cash ....................................           (371)         (1,200)
  Accounts and notes receivable ......................         (1,203)           (280)
  Other assets .......................................           (160)           (518)
(Decrease) increase in liabilities
  Accounts payable and other liabilities .............           (425)          1,540
  Accrued interest ...................................            141             382
  Accrued property taxes .............................          2,201           1,795
  Resident security deposits .........................            158             225
  Prepaid rent .......................................            341            (294)
                                                            ---------       ---------
Net cash provided by operating activities ............         30,613          26,801

Cash flows from investing activities
Purchase of real estate assets .......................       (103,443)        (90,221)
                                                            ---------       ---------
Net cash used in investing activities ................       (103,443)        (90,221)

Cash flows from financing activities
Proceeds from second offering ........................         40,891            --
Proceeds from exercise of stock options ..............            234            --
Proceeds from mortgage notes and credit facility .....        235,028         114,002
Principal payments on mortgage notes and
  credit facility ....................................       (178,748)        (26,931)
Payment for loan costs ...............................         (1,758)           (625)
Dividends paid .......................................        (19,550)        (17,784)
Minority interest distributions ......................         (5,509)         (4,783)
                                                            ---------       ---------
Net cash provided by financing activities ............         70,588          63,879
                                                            ---------       ---------

Net decrease in cash and cash equivalents ............         (2,242)            459
Cash and cash equivalents, beginning of period .......          3,634           2,439
                                                            ---------       ---------
Cash and cash equivalents, end of period .............      $   1,392       $   2,898
                                                            =========       =========

Supplemental information
Cash paid during the period for interest .............      $  16,500       $   7,121
                                                            =========       =========
Supplemental disclosure of noncash activity
Assumption of debt related to the acquisition of
  apartment communities ..............................      $  22,650       $  26,193
                                                            =========       =========
Acquisition of apartment communities through
  issuance of units in the Operating Partnership .....           --            10,736
                                                            =========       =========
Conversion of units to common stock ..................      $     888       $    --
                                                            =========       =========
Issuance of stock under executive stock incentive plan      $      66       $     800
                                                            =========       =========

                             See accompanying notes

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

1.   Organization and Formation of the Company

Evans Withycombe Residential, Inc. (the "Company") is one of the largest developers and managers of upscale apartment communities in Arizona and is expanding its operation into selected sub-markets in Southern California. The Company owns and manages 48 stabilized multifamily apartment communities containing 13,289 units, of which 44 stabilized multifamily apartment communities are located in Phoenix and Tucson, Arizona, containing a total of 11,885 units and four stabilized multifamily apartment communities are located in the Riverside/San Bernardino, California market containing a total of 1,404 units. The Company considers an apartment community stabilized when it reaches 93 percent physical occupancy. The Company is also in the process of developing or expanding six multifamily apartment communities comprising 1,198 units in its Arizona markets. The Company is fully integrated with expertise in development, acquisitions, construction and management of apartment communities. The Company had approximately 575 employees at September 30, 1996.

The Company was incorporated on May 24, 1994 to develop, acquire, own and manage upscale multifamily apartment communities. On August 17, 1994, the Company completed an initial public offering and engaged in various formation transactions designed to transfer ownership of the communities and other assets of the predecessor company to Evans Withycombe Residential, L. P. (the "Operating Partnership") or Evans Withycombe Finance Partnership, L.P. (the "Financing Partnership"). The Company is the sole general partner of and owned a
79.3 percent and 77.6 percent interest in the Operating Partnership at September 30, 1996 and 1995 respectively. The Company also holds a noncontrolling interest in Evans Withycombe Management, Inc. (the "Management Company").

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

In fourth quarter 1995, the Company adopted Emerging Issues Task Force (EITF) Issue Number 95-6 Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation, which requires the Company to report the operations of its Management Company on a consolidated basis. Prior to the issuance of EITF 95-6, the Company reported the Management Company on a cost basis. The adoption of EITF 95-6 has no impact on net income, but does increase third party management fees, interest and other revenue, property management expenses, depreciation expense and reduce advertising expense through the elimination of intercompany marketing fees paid to the Management Company. The Company has restated the statements of income and cash flows for the three and the nine months ended September 30, 1995 for the retroactive application of the change.

The accompanying unaudited consolidated financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

3.   Summary of Significant Accounting Policies

Real Estate Assets and Depreciation

Real estate assets are stated at the lower of depreciated cost. Costs related directly to the acquisition and improvement of real estate are capitalized. Interest costs incurred during construction of a new property are capitalized until completion of construction on a building-by-building basis. Interest capitalized was $2,072 and $4,200, for the nine months ended September 30, 1996 and 1995, respectively.

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

The Company also reports land relating to construction-in-progress as land on its balance sheet. Land associated with construction-in-progress was $13,607 and $21,297 at September 30, 1996 and 1995, respectively.

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

Earnings Per Share

Earnings per share has been computed by dividing net income for the three and the nine months ended September 30, 1996 and 1995, respectively, by the weighted average number of shares outstanding during the period.

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

4.   Dividends Payable

On October 10, 1996, the Company paid a dividend of $7,308 ($0.40 per share) to stockholders and distributions of $1,907 ($0.40 per unit) to unitholders of record as of September 30, 1996.

5.   Mortgage and Notes Payable

The Company's mortgage notes and notes payable consist of the following:

                                                                                     September 30,    December 31,
                                                                                          1996            1995
                                                                                     ------------     -----------
Mortgage note payable at fixed interest rate of 7.2 percent,  monthly  principal and interest payments through August 18, 1996, with unpaid principal balance due
on August 18, 1996 (repaid on August 19, 1996).                                       $        -      $    5,457

Mortgage note payable at fixed interest rate of 8.0 percent, monthly principal and
interest payments through July 1, 1998, remaining balance due on July 1, 1998.             5,396           5,463

Mortgage note payable at fixed interest rate of 8.0 percent, monthly principal and
interest payments through July 1, 1998, remaining balance due on July 1, 1998.             4,352           4,406

Mortgage note payable at fixed interest rate of 8.0 percent,  monthly principal and interest payments through February 1, 2001, remaining balance due on February
1, 2001.                                                                                   8,980           9,063

5.        Mortgage and Notes Payable (continued)

                                                                                     September 30,    December 31,
                                                                                         1996            1995
                                                                                     ------------     -----------
Mortgage note payable at fixed interest rate of 8.28 percent, monthly principal
and interest payments through June 1, 1998, remaining balance due on June 1, 1998.    $    6,247      $    6,339

Mortgage note payable at fixed interest rate of 9.95 percent, monthly principal and interest payments through September 15, 1997, remaining balance due on
September 15, 1997.                                                                       12,095          12,184

Mortgage note payable at fixed interest rate of 9.3 percent, monthly principal and interest payments through September 15, 1997, remaining balance due on September
15, 1997.                                                                                  3,190           3,212

$50 million  securitized debt at a fixed interest rate of 7.17 percent,  monthly principal and interest payments through January 1, 2006, remaining balance due
January 1, 2006.  Secured by first mortgage liens on 5 communities.                       49,676          50,000

Securitized  debt at a fixed  stated  interest  rate  of 7.98  percent,  with an effective interest rate of 8.05 percent,  monthly interest only payments through
August 1, 2001,  balance of $131  million  due August 1, 2001,  secured by first mortgage liens on 22 communities,  net of unamortized  discount of $500 and $560
at September 30, 1996 and December 31, 1995, respectively.                               130,500         130,439

$13 million short term note payable at a fixed interest rate of 6 percent.
Interest only payments with the unpaid principal balance due on January 5, 1996
(repaid on January 5, 1996).                                                                   -          13,000

$17.3  million tax exempt bonds with a floating  interest  rate based on the tax exempt note rate set by the  remarketing  agent, or at the option of the Company can convert to a fixed rate as determined by the remarketing agent. Secured by a
$17.8 million direct pay letter of credit,  annual principal  payments beginning
December 1, 1996 through December 1, 2006 ranging from $250,000 to $550,000 with the remaining unpaid principal balance due December 1, 2007 (effective interest
rate of 5.38 percent at September 30, 1996).                                              17,300          17,300

$22.6 million tax exempt bonds with a floating interest rate based on the tax exempt note rate set by the remarketing agent, interest payments only.  Secured by a $22.8 million direct pay letter of credit, matures February 1, 2016.  (Effective
interest rate of 4.91 percent at September 30, 1996).                                     22,650               -

$225 million  unsecured  Revolving  Credit Facility with floating  interest rate based on LIBOR  plus 1.75  percent  or at the  option of the  Company  at prime, interest payments only. Matures September 25, 1999.  (Effective interest rate of
7.29 percent at September 30, 1996).                                                     116,000          40,593
                                                                                      ----------        --------
                                                                                      $  376,386        $297,456
                                                                                      ==========        ========

Each of the mortgage notes payable is secured by a first mortgage on separate communities.

Principal maturities as of September 30, 1996 are as follows:

                          1996               $       311
                          1997                    16,776
                          1998                    16,930
                          1999                   117,347
                          2000                     1,428
                          2001                   140,777
                          Thereafter              82,817
                                             ===========
                                             $   376,386
                                             ===========

6.   Stock Incentive Plans

Executive Stock Incentive Plan

Prior to the Offering, the Company's predecessor Evans Withycombe, Inc. had in place an Executive Incentive Deferred Compensation Plan (the "Executive Plan"). Pursuant to the Executive Plan, certain executives of Evans Withycombe, Inc. (the "Participants") were granted the right to receive an aggregate of 98,500 shares of restricted stock from the Company one year following the Offering if they remain employees of the Company during such period. One-third of the shares will vest on each of the second, third and fourth anniversaries of the Offering based on an offering price per share of $20. The expense will be amortized ratably over the periods in which the shares vest and an expense of $48 and $360 for the three and the nine months ended September 30, 1996 and $173 and $693 for the three and the nine months ended September 30, 1995 is included in general and administrative expense. Information with respect to the executive restricted stock incentive plan for 1996 is as follows:

                                                                       Shares
                                                                       ------
            Restricted stock at December 31, 1995                      82,802
            Forfeited                                                  (7,329)
                                                                       ------
            Restricted stock at September 30, 1996                     75,473
                                                                       ======

            Number of shares vested                                    27,600

Stock Option Plan

The Company established a stock incentive plan to enable directors, executive officers and other key employees of the Company to participate in the ownership of the Company. Initially 1,830,000 shares of the Company's common stock were reserved for issuance under the plan. Options to purchase 887,750 and 1,130,825 shares of common stock were available for grant under the plan at September 30, 1996 and December 31, 1995, respectively. Information with respect to stock options granted during 1996 is as follows:

                                                                Weighted Average
                                                                 Exercise Price
                                                  Shares           Per Share
                                                  -------       ----------------
Options outstanding at December 31, 1995          699,175           $19.98
Exercised                                         (11,750)           19.91
Granted                                           340,000            21.96
Forfeited                                         (85,175)           20.13
                                                  -------           ------
Options outstanding at September 30, 1996         942,250           $20.45
                                                  =======           ======
Options exercisable:
December 31, 1995                                 175,300           $20.00
September 30, 1996                                312,950           $20.01

Restricted Stock Program

In 1996, the Company awarded 9,120 shares of restricted stock to certain employees of the Company under its 1994 Stock Incentive Plan. The restricted stock vests ratably over a four year period from the date of the award and are based on the price of the stock at the award date which ranges from $20.75 to $22.25. The expense will be amortized ratably over the periods in which the shares vest and an expense of $34 and $66 is included in general and administrative expense for the three and nine months ended September 30, 1996.

7.   Minority Interest

Minority interest, at September 30, 1996 is comprised of the following:

                                                 Number of Units      Dollars
                                                 ---------------   -----------
Balance at December 31, 1995                        4,810,603      $    64,487
Conversion of units to common stock                   (44,355)            (888)
Allocation of net income                                    -            3,051
Distributions paid                                          -           (5,509)
                                                    ---------      -----------

Balance at September 30, 1996                       4,766,248      $    61,141
                                                    =========      ===========


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

Results of Operations - Consolidated Financial Statements

The results of operations for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, were significantly affected by acquisitions, developments and expansions.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 1996 to the Three and Nine Months Ended September 30, 1995

                             Three Months Ended               Nine Months Ended
                               September 30,                     September 30,
                           --------------------  Percentage  --------------------   Percentage
                             1996        1995      Change      1996        1995       Change
                           --------    --------  ----------  --------    --------   ----------
                               (in thousands)                   (in thousands)
Rental income              $ 24,351    $ 17,619      38.2%   $ 68,565    $ 48,656      40.9%
Third party management
    fees                        103         280     (63.2)      1,054         977       7.9
Interest and other            1,502       1,178      27.5       4,622       3,298      40.1
                           --------    --------     -----    --------    --------      ----
     Total revenues          25,956      19,077      36.1      74,241      52,931      40.3

Property operating and
  maintenance (1)             7,532       5,508      36.7      19,387      13,802      40.5
Real estate taxes             1,682       1,257      33.8       4,946       3,358      47.3
Property management             721         550      31.1       2,429       2,109      15.2
General and
    administrative              406         309      31.4       1,366       1,186      15.2
Interest                      6,251       3,322      88.2      17,144       7,868     117.9
Depreciation and
    amortization              5,437       3,545      53.4      15,077       9,548      57.9
                           --------    --------     -----    --------    --------      ----
Total expenses               22,029      14,491      52.0      60,349      37,871      59.4
                           --------    --------     -----    --------    --------      ----
Income before minority
    interest               $  3,927    $  4,586     (14.4)%  $ 13,892    $ 15,060      (7.8)%
                           ========    ========     =====    ========    ========      ====
Weighted average monthly
    rental revenue per
    unit                   $    720    $    676              $    713    $    663
                           ========    ========              ========    ========
Weighted average number
    of units                 13,325      10,093                12,519       9,415
                           ========    ========              ========    ========
Economic occupancy (2)         89.7%       90.5%                 90.2%       91.1%
                           ========    ========              ========    ========

(1) The Company defines property operating and maintenance expense as repairs and maintenance, other property operating and advertising expense.
(2)    Stabilized properties only.

Rental revenues increased by $6,732 and $19,909 or 38.2 percent and 40.9 percent for the three and nine months ended September 30, 1996 as compared to the similar periods in 1995, respectively as a result of increases in the weighted average number of apartments and weighted average monthly revenue per occupied apartment. The Company believes that the increase in rental income was largely attributable to the acquisitions and stabilization of properties developed by the Company in its rental markets.

Interest and other income increased $324 and $1,324 for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995 as a result of the sale of telephone servicing rights on certain properties and an increase in ancillary income such as redecoration and application fees as a result of the increase in the weighted average number of apartments.

Property operating and maintenance expense increased due to the increase in the weighted average number of apartments for the three and nine month period ended September 30, 1996 as compared to the same periods in 1995, respectively. Real estate taxes increased primarily due to the increase in the number of properties for the three and nine month period ended September 30, 1996, respectively.

Interest expense increased due to an increase in debt resulting from acquisitions and the increase in weighted average number of units in the portfolio. The Company capitalized $607 and $2,072 of interest for the three and nine months ended September 1996 compared to $1,400 and $4,200 for a similar periods in 1995 due to a decrease in construction activity. Interest costs incurred during construction of a new property are capitalized until completion of construction on a building-by-building basis.

"Same Store" Portfolio

The Company defines same store portfolio as those communities that reached stabilized occupancy prior to January 1, 1995. Same store portfolio consists of 32 stabilized properties containing 7,924 apartment units that were owned by the Company for the three and nine months ended September 30, 1996 and 1995.

                             Three Months Ended               Nine Months Ended
                               September 30,                     September 30,
                           --------------------  Percentage  --------------------   Percentage
                             1996        1995      Change      1996        1995       Change
                           --------    --------  ----------  --------    --------   ----------
                               (in thousands)                   (in thousands)
Rental income              $13,678      $13,741     (.5)%    $41,434      $41,128        .7%
Other income                   804          672    19.6        2,445        2,045      19.6
                           -------      -------    ----      -------      -------      ----
                            14,482       14,413      .5       43,879       43,173       1.6
Property operating and
    maintenance (1)          4,460        4,234     5.3       12,287       11,485       7.0
Real estate taxes              935          997    (6.2)       2,947        2,861       3.0
                           -------      -------    ----      -------      -------      ----
                             5,395        5,231     3.1       15,234       14,346       6.2
                           -------      -------    ----      -------      -------      ----
Property net operating
    income                 $ 9,087      $ 9,182    (1.0%)    $28,645      $28,827       (.6%)
                           =======      =======    ====      =======      =======      ====
Weighted average
    monthly rental
    revenue per unit       $   651      $   642              $   653      $   633
                           =======      =======              =======      =======
Economic occupancy            89.5%        90.5%                90.1%        91.0%
                           =======      =======              =======      =======


Rental income for the three and the nine months ended September 30, 1996 was comparable with the same period in 1995 as a result of the increase in the weighted average monthly rental revenue per unit being offset by a decline in the average economic occupancy during the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. Other income for the three and nine months ended September 30, 1996 increased as a result of gains from the sale of telephone servicing rights at various communities.

Communities Stabilized Less Than Two Years

Communities stabilized less than two years consist of the development of five new apartment communities and the expansion of two existing apartment communities by the Company, containing 1,521 apartment units that reached stabilized occupancy during the year ended December 31, 1995. Increases in the three and the nine month periods ended September 30, 1996 as compared to the three and the nine month periods ended September 30, 1995 are the result of the increase in the weighted average number of apartments.

                                                    Three Months Ended                 Nine Months Ended
                                                       September 30,                      September 30,
                                                 ------------------------            ------------------------
                                                  1996              1995              1996              1995
                                                 ------            ------            ------            ------
                                                      (in thousands)                      (in thousands)
Rental income                                    $3,121            $2,185            $9,447            $4,081
Other income                                        158               118               516               270
                                                 ------            ------            ------            ------
                                                  3,279             2,303             9,963             4,351

Property operating and maintenance                  796               641             2,062             1,257
Real estate taxes                                   270               150               736               262
                                                 ------            ------            ------            ------
                                                  1,066               791             2,798             1,519
                                                 ------            ------            ------            ------
Property net operating income                    $2,213            $1,512            $7,165            $2,832
                                                 ======            ======            ======            ======
Weighted average number of apartments
   apartments                                     1,521             1,065             1,521               816
                                                 ======            ======            ======            ======

Development and Lease Up Properties

Development and lease up properties consist of the development of 13 new apartment communities or the expansion of existing apartment communities containing 2,522 apartment units that were in the "construction," "development," or "lease up" stage during 1996 and therefore, not considered to have achieved stabilized occupancy for all of the periods presented. Increases in the three and the nine month periods ended September 30, 1996 as compared to the three and nine month periods ended September 30, 1995 are the result of there being an increase in the weighted average number of apartments.

                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                       September 30,
                                                 ------------------------            ------------------------
                                                  1996              1995              1996              1995
                                                 ------            ------            ------            ------
                                                      (in thousands)                      (in thousands)
Rental income                                    $3,178            $  264            $7,462            $  297
Other income                                        259                30               545                35
                                                 ------            ------            ------            ------
                                                  3,437               294             8,007               332

Property operating and maintenance                1,005               231             2,158               301
Real estate taxes                                   163                10               557                15
                                                 ------            ------            ------            ------
                                                  1,168               241             2,715               316
                                                 ------            ------            ------            ------
Property net operating income                    $2,269            $   53            $5,292            $   16
                                                 ======            ======            ======            ======
Weighted average number of
    apartments in lease-up                        1,604               179             1,243               143
                                                 ======            ======            ======            ======

Acquisitions

Acquisitions consist of seven properties containing 2,520 apartment units, which have been acquired by the Company since January 1, 1995, including the acquisition of Canyon Crest Views, a 178 unit apartment community acquired June 27, 1996, and Portofino and Parkview Terrace Club apartments comprising of 734 units located in Riverside/San Bernardino, California market that were acquired on July 31, 1996. Increases in the three and nine month periods ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, are the result of the increase in the weighted average number of apartments.

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                        September 30,
                                                 --------------------------            --------------------------
                                                  1996               1995               1996                1995
                                                 -------            -------            -------            -------
                                                       (in thousands)                        (in thousands)
Rental income                                    $ 4,374            $ 1,428            $10,222            $ 3,150
Other income                                         174                 59                485                127
                                                 -------            -------            -------            -------
                                                   4,548              1,487             10,707              3,277

Property operating and maintenance                 1,271                402              2,880                759
Real estate taxes                                    314                100                706                220
                                                 -------            -------            -------            -------
                                                   1,585                502              3,586                979
                                                 -------            -------            -------            -------
Property net operating income                    $ 2,963            $   985            $ 7,121            $ 2,298
                                                 =======            =======            =======            =======
Weighted average number of
   apartments                                      2,275                800              1,830                800
                                                 =======            =======            =======            =======

Liquidity and Capital Resources

Liquidity

The Company's net cash provided by operating activities increased from $26.8 million for the nine months ended September 30, 1995 to $30.6 million for the nine months ended September 30, 1996 principally due to increased rental operations from additional properties acquired and developed subsequent to September 30, 1995. Net cash used in investing activities increased from $90.2 million for the nine months ended September 30, 1995 to $103.4 million for the nine months ended September 30, 1996. Cash used in investing activities largely relates to the Company's development and construction of new apartment communities in Phoenix and Tucson, Arizona and acquisitions of apartment communities in its markets. Net cash provided by financing activities increased from $63.9 million for the nine months ended September 30, 1995 to $70.6 million for the nine months ended September 30, 1996 due to the proceeds from the sale of 2,088,889 shares of common stock which were partially offset by the use of those proceeds to paydown the Revolving Credit Facility.

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

Capital Resources

At September 30, 1996, the Company's total debt was approximately $376.4 million and the Company's debt to total market capitalization (Market Equity plus Debt) was approximately 42.8 percent.

Conventional Mortgage Loans

Conventional mortgage loans were comprised of 6 fixed rate loans at September 30, 1996, each of which is collateralized by a first mortgage lien on an apartment community included in real estate assets. The mortgages are payable in monthly installments of principal and interest and mature at various dates through 2001. The conventional mortgage loans aggregated $40.3 million at September 30, 1996 with interest rates ranging from 8.0 percent to 9.95 percent.

In December 1995, the Company entered into a ten year $50 million fixed rate loan from an insurance company that bears interest at 7.17 percent, with principal and interest due monthly based on a 25-year amortization schedule beginning January 1, 1996 through January 1, 2006, and the remaining unpaid principal balance due January 1, 2006. The loan is secured by a first deed of trust on five apartment communities. Proceeds from the loan were used to pay down outstanding balances on the Revolving Credit Facility. The outstanding debt was $49.7 million at September 30, 1996. The loan is convertible to unsecured upon the Company achieving an investment grade rating of BBB or better.

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

Tax Exempt Bonds

On December 12, 1995, the Company assumed $17.3 million of tax free bonds with a floating interest rate based on the tax exempt note rate set by the remarketing agent (or at the option of the Company at a fixed rate as determined by the remarketing agent). The bonds are secured by a $17.8 million direct pay letter of credit which is secured by first deeds of trust on two apartment communities. The debt matures December 1, 2007. The bonds had an effective interest rate of
5.02 percent at September 30, 1996.

On July 31, 1996, the Company assumed $22.6 million of tax free bonds with a floating interest rate based on the tax exempt note rate set by the remarketing agent. The bonds are secured by a $22.8 million direct pay letter of credit which is secured by a first deed of trust on an apartment community, the debt matures on February 1, 2016. The bonds had an effective interest rate of 4.91 percent at September 30, 1996.

Revolving Credit Facility

On September 25, 1996, the Company expanded its existing $125 million unsecured Revolving Credit Facility (Credit Facility) to $225 million with a Bank Group. The Credit Facility bears interest at a floating rate of LIBOR plus 175 basis points (or, at the option of the Company, at the prime rate announced by the Banks). The Credit Facility, has a term of three years, with an option to extend for one year and provides for monthly payments of interest only. It will be used to finance acquisitions, to fund construction and development and renovation costs, and for working capital purposes. At September 30, 1996, there was $116 million outstanding on the Credit Facility, with an effective interest rate of
7.29 percent. The Credit Facility contains customary representations, covenants and events of default, including a limitation which restricts dividends to 95 percent of Funds From Operations, as defined. The Company does not expect that the covenants will affect its ability to pay dividends in accordance with its current dividend policy or its ability to maintain a REIT status.

The table below outlines the Company's debt structure as of September 30, 1996 (amounts in thousands, unaudited).

                                          Outstanding        Weighted Average
                                            Balance            Interest Rate
                                       ----------------      ----------------
Fixed Rate Debt:
   Mortgage Debt....................
     Conventional...................   $         89,936              7.87%
     Mortgage Loan Certificates.....            130,500              8.05
                                       ----------------      ----------------
         Total Fixed Rate Debt......            220,436              7.98

Variable Rate Debt:
   Tax Exempt Bonds.................             39,950              5.10
   Revolving Credit Facility........            116,000              7.29
                                       ----------------      ----------------
         Total Variable Rate Debt...            155,950              6.73
                                       ----------------      ----------------
         Total Debt.................   $        376,386              7.46%
                                       ================      ================

The Company had 3,499 units of unencumbered stabilized properties and 1,198 units of unencumbered development properties in lease-up at September 30, 1996.

Second Offering

In September 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) for up to $200 million of debt securities, common stock, preferred stock, and warrants, which will provide the Company with the ability to issue and sell a portion of such securities from time to time.

On May 28, 1996, the Company registered and completed a public offering of 4,500,000 shares of its Common Stock of which 2,000,000 shares were sold by the Company and an aggregate of 2,500,000 were sold by two institutional stockholders. The Company and the institutional stockholders granted the underwriters an over-allotment option to purchase 675,000 additional shares of common stock. On June 25, 1996, the underwriters exercised their over-allotment option for 200,000 shares and the Company issued an additional 88,889 shares of its Common Stock and the institutional stockholders sold an additional 111,111 shares. Net proceeds to the Company from the Second Offering was approximately $40,900,000. The Company used the proceeds from the sale of common stock to pay down its Revolving Credit Facility.

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

In May 1995, the National Association of Real Estate Investment Trusts (NAREIT) issued a white paper, which defines FFO, beginning in 1996, to exclude certain items, such as amortization of deferred loan costs and depreciation on corporate fixed assets from FFO. The Company has implemented the new method of calculating FFO. FFO should not be considered an alternative to net income (as determined in accordance with GAAP) as a measure of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of the Company's liquidity nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income, as presented in the consolidated financial statements and data included elsewhere in this report.

The  following   table   presents  the  Company's  FFO  under  both  methods  of
calculation.

                                          Current Method       Previous Method      Current Method         Previous Method
                                        Three Months Ended    Three Months Ended   Nine Months Ended      Nine Months Ended
                                           September 30,         September 30,       September 30,          September 30,
                                       -------------------   -------------------   ------------------    ------------------
                                         1996       1995       1996       1995       1996       1995       1996       1995
                                       -------    -------    -------    -------    -------    -------    -------    -------
Income before minority interest ...... $ 3,927    $ 4,586    $ 3,927    $ 4,586    $13,892    $15,060    $13,892    $15,060
Depreciation and amortization ........   5,390      3,511      5,437      3,545     14,951      9,468     15,077      9,548
Amortization of deferred loan costs ..    --         --          175        129       --         --          495        365
Executive deferred compensation
expense (noncash) ....................      48        178         48        178        360        534        360        534
                                       -------    -------    -------    -------    -------    -------    -------    -------
Funds from operations                  $ 9,365    $ 8,275    $ 9,587    $ 8,438    $29,203    $25,062    $29,824    $25,507
                                       =======    =======    =======    =======    =======    =======    =======    =======

Number of common shares and units

The Company had 23,038,163 and 21,897,381 weighted average number of shares and units for the three and nine months ended September 30, 1996 and 20,710,296 and 20,522,855 for the three and nine months ended September 30, 1995, respectively.

Development and Construction Activity

The apartment communities under construction and in lease-up are listed below:

                                                                              Actual      Actual or
                                                   Average    Estimated       Date of     Estimated     Estimated
                                                    Unit     Construction  Construction   Commence-      Date of
                                           Total    Size        Cost        Commence-      ment of      Stabilized
             Name                 City     Units  (Sq. Ft.)  (Millions)        ment       Lease-Up      Occupancy
------------------------------------------------------------------------------------------------------------------
                                                                                            Quarter
                                                                          ----------------------------------------
Phoenix
-------
Country Brook III Expansion     Chandler      120     1,089      $   8        4:95           3:96           1:97
The Hawthorne                   Phoenix       276       904         17        4:95           3:96           3:97
The Isle at Arrowhead Ranch     Glendale      256       940         17        2:96           4:96           4:97
Promontory Pointe II
   Expansion                    Phoenix       120     1,013          8        4:95           3:96           2:97
                                            -----                -----
                                              772                   50
Tucson
------
Bear Canyon                     Tucson        238       973         15        3:95           2:96           2:97
Harrison Park II Expansion      Tucson        188       974         10        3:95           2:96           2:97
                                            -----                -----
                                              426                   25
                                            -----                -----
     Total                                  1,198                $  75
                                            =====                =====

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

Acquisition Activity

On July 31, 1996, the Company acquired Portofino, a 176 unit apartment community located in Chino Hills, California for a total purchase price of approximately $13.1 million cash and Parkview Terrace Club Apartments, a 558 unit apartment community located in Redlands, California for $9.6 million cash and the assumption of $22.6 million in tax exempt bonds.

The Company has acquired 1,404 apartments and has entered into purchase contracts for an additional 834 apartments in Southern California. The Company is actively pursuing and in preliminary negotiations regarding additional properties in Riverside/San Bernardino and San Diego, California, but no assurance can be given that it will continue to pursue or consummate any acquisitions as a result of these negotiations.

Apartment Communities

The following sets forth certain information regarding the current apartment communities at September 30, 1996. All of the communities are owned 100 percent in fee by the Company.

                                                                                                           Year
                                                                                                        Developed
                                                                           Number of      Developed/        or
                      Apartment Communities                   City        Apartments       Acquired      Acquired
                      ---------------------                   ----        ----------       --------      --------
Same Store
Arizona
-------
    Phoenix:
Bayside at the Islands                                       Gilbert             272       Developed        1988
Country Brook                                                Chandler            276        Acq/Dev       1991/1993
Deer Creek Village                                           Phoenix             308        Acquired        1991
Greenwood Village                                             Tempe              270        Acquired        1993
Heritage Point                                                 Mesa              148        Acquired        1994
La Mariposa                                                    Mesa              222        Acquired        1990
La Valencia                                                    Mesa              361        Acquired        1990
Little Cottonwoods                                            Tempe              379      Acq/Acq/Dev    1989/89/90
Los Arboles                                                  Chandler            232       Developed        1985
Miramonte                                                   Scottsdale           151       Developed        1983
Morningside                                                 Scottsdale           160        Acquired        1992
Park Meadow                                                  Gilbert             156        Acquired        1992
Preserve at Squaw Peak                                       Phoenix             108        Acquired        1991
Promontory Pointe                                            Phoenix             304        Acquired        1988
Scottsdale Courtyards                                       Scottsdale           274       Developed        1993
Scottsdale Meadows                                          Scottsdale           168       Developed        1984
Shadow Brook                                                 Phoenix             224        Acquired        1993
Shores at Andersen Springs                                   Chandler            299       Developed      1989/1993
Silver Creek                                                 Phoenix             174        Acquired        1991
Sun Creek                                                    Glendale            175        Acquired        1993
The Meadows                                                    Mesa              306        Acquired        1987
The Palms                                                    Phoenix             132       Developed        1990
The Pines                                                      Mesa              194        Acquired        1992
Towne Square                                                 Chandler            348        Acq/Dev       1992/1995
Villa Encanto                                                Phoenix             382       Developed        1983
Village at Lakewood                                          Phoenix             240       Developed        1988
                                                                               -----
                                                                               6,263
   Tucson:
Harrison Park                                                 Tucson             172        Acquired        1991
La Reserve                                                  Oro Valley           240       Developed        1988
Orange Grove Village                                          Tucson             256        Acquired        1991
Suntree Village                                             Oro Valley           424        Acquired        1992
The Arboretum                                                 Tucson             352        Acq/Dev       1992/1995
Village at Tanque Verde                                       Tucson             217        Acq/Dev       1990/1994
                                                                               -----
                                                                               1,661
                                                                               -----
     Total Same Store                                                          7,924
                                                                               =====
Communities Stabilized Less than Two Years
Arizona
-------
    Phoenix:
Gateway Villas                                               Phoenix             180       Developed        1995
Mountain Park Ranch                                          Phoenix             240       Developed        1995
Sonoran                                                      Phoenix             429       Developed        1995
The Enclave                                                   Tempe              204       Developed        1995
The Heritage                                                 Phoenix             204       Developed        1995
Towne Square Expansion Phase II                              Chandler            120       Developed        1995
                                                                               -----
                                                                               1,377
   Tucson:
Arboretum Expansion Phase II                                  Tucson             144       Developed        1995
                                                                               -----
     Total Communities Stabilized Less than Two Years                          1,521
                                                                               =====

                                                                                                  Year
                                                                                               Developed
                                                                  Number of      Developed/        or
             Apartment Communities                   City        Apartments       Acquired      Acquired
             ---------------------                   ----        ----------       --------      --------
Developments and Lease-Up Properties
Arizona
-------
   Phoenix:
Country Brook Expansion Phase III (2)              Chandler            120       Developed       1995/96
The Hawthorne (2)                                  Phoenix             276       Developed       1995/96
Ingleside (1)                                      Phoenix             120       Developed       1995/96
The Isle at Arrowhead Ranch                        Glendale            256       Developed        1996
Ladera (1)                                         Phoenix             248       Developed       1995/96
Mirador (4)                                        Phoenix             316       Developed       1995/96
Park Meadow Expansion Phase II (4)                 Gilbert              68       Developed       1995/96
Promontory Pointe Expansion Phase II (2)           Phoenix             120       Developed       1995/96
Towne Square Expansion Phase III (3)               Chandler            116       Developed       1995/96
                                                                    ------
                                                                     1,640
  Tucson:
Bear Canyon (2)                                     Tucson             238       Developed       1995/96
Harrison Park Expansion Phase II (2)                Tucson             188       Developed       1995/96
The Legends (1)                                     Tucson             312       Developed       1995/96
Orange Grove Expansion Phase II (4)                 Tucson             144       Developed       1995/96
                                                                    ------
                                                                       882
                                                                    ------
    Total Developments and Lease-Up Properties                       2,522
                                                                    ======

Acquisitions
  Arizona
  -------
   Phoenix:
Acacia Creek                                      Scottsdale           508        Acquired        1995
Rancho Murietta                                     Tempe              292        Acquired        1995
Superstition Vista                                   Mesa              316        Acquired        1995
                                                                    ------
                                                                     1,116
  California
  ----------
Canyon Crest Views                                Riverside            178        Acquired        1996
The Ashton                                       Corona Hills          492        Acquired        1995
Portofino                                        Chino Hills           176        Acquired        1996
Parkview Terrace Club                              Redlands            558        Acquired        1996
                                                                    ------
                                                                     1,404
                                                                    ------
     Total Acquisitions                                              2,520
                                                                    ======
Total                                                               14,487
                                                                    ======

(1) Community reached stabilized occupancy in the first quarter 1996
(2) Community is in lease-up
(3) Community reached stabilized occupancy in the second quarter 1996
(4) Community reached stabilized occupancy in the third quarter 1996


PART II     OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.

(b) No current reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             EVANS WITHYCOMBE RESIDENTIAL, INC.



October 28, 1996                             /s/ Stephen O. Evans
-------------------------                    ---------------------------------
 (Date)                                      Stephen O. Evans,
                                             Chairman of the Board and
                                             Chief Executive Officer




October 28, 1996                             /s/ Paul R. Fannin
-------------------------                    ---------------------------------
 (Date)                                      Paul R. Fannin,
                                             Senior Vice President and
                                             Chief Financial Officer