Form 10-K405
period 1996-12-31
EVANS WITHYCOMBE RESIDENTIAL INC
filed 1997-02-06
CIK 925267

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-K
(Mark One)
  |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

  |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 1-13256
                             ______________________

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
             (Exact name of Registrant as specified in its charter)

           Maryland                                                86-0766008
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

   6991 East Camelback Road
      Scottsdale, Arizona                                           85251
(Address of Principal Executive                                  (Zip Code)
           Offices)

       Registrant's telephone number, including area code: (602) 840-1040
                            ________________________

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
     Title of each class                                   on which registered
     -------------------                                   -------------------
Common Stock, $.01 par value                             New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported on the New York Stock Exchange, on January 30, 1997) was approximately $293,000,000.

The number of shares outstanding of the Registrant's Common Stock, as of January 30, 1997, was 18,439,134 shares.

                       EVANS WITHYCOMBE RESIDENTIAL, INC.

                                TABLE OF CONTENTS

Item No.                                                                                            Page No.
                      PART I

1.             Business ............................................................................     1
2.             Properties ..........................................................................     6
3.             Legal Proceedings ...................................................................     8
4.             Submission of Matters to Vote of Stockholders .......................................     8
4(a)           Executive Officers of the Registrant ................................................     8

                      PART II

5.             Market for the Registrant's Common Stock and Related Stockholder Matters ............     9
6.             Selected Financial Data .............................................................    11
7.             Management's Discussion and Analysis of Financial Condition and
                 Results of Operations .............................................................    13
8.             Financial Statements and Supplementary Data .........................................    23
9.             Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure ..............................................................    23

                      PART III

10.            Directors and Executive Officers of the Registrant ..................................    23
11.            Executive Compensation ..............................................................    26
12.            Security Ownership of Certain Beneficial Owners and Management ......................    33
13.            Certain Relationships and Related Transactions ......................................    35
14.            Exhibits, Financial Statement Schedules and Reports on Form 8-K .....................    36

                                     PART I


ITEM 1. BUSINESS

General

Evans Withycombe Residential, Inc. was formed in August 1994 as a self-managed and self-administered real estate investment trust to continue and expand the multifamily apartment operations of Evans Withycombe. Unless the context otherwise requires, references to the "Company" shall include the Company's predecessor, Evans Withycombe, Inc., and its affiliates, predecessors and partners (collectively, "Evans Withycombe"), Evans Withycombe Residential, L.P., Evans Withycombe Finance Partnership, L.P. and Evans Withycombe Management, Inc. The Company is regionally focused in Arizona and Southern California.

The Company's portfolio consists of stabilized communities and communities under construction and in lease-up:

o Stabilized Communities. At December 31, 1996, the Company owned and managed 49 stabilized apartment communities (a property is considered stabilized when it reaches 93 percent occupancy) located in metro Phoenix, Arizona; metro Tucson, Arizona; and Riverside/San Bernardino, California. The stabilized portfolio increased 2,852 units or 25.8 percent from 11,053 units at December 31, 1995 to 13,905 units at December 31, 1996.

o Communities Under Construction And In Lease-Up. At December 31, 1996, the Company owned five apartment communities under construction and in lease-up with a total of 1,078 apartments. Three of these communities were new developments and two were expansions of existing communities owned by the Company.

Company Formation

The Company was incorporated on May 24, 1994 to develop, acquire, own and manage upscale multifamily apartment communities. On August 17, 1994, the Company completed an initial public offering (the "Initial Public Offering") and engaged in various formation transactions designed to transfer ownership of the communities and other assets of the predecessor company to Evans Withycombe Residential, L. P. (the "Operating Partnership") or Evans Withycombe Finance Partnership, L.P. (the "Financing Partnership"). The Company is the sole general partner of and owned a 79.7 percent interest in the Operating Partnership at December 31, 1996. The Company also holds a noncontrolling interest in Evans Withycombe Management, Inc. (the "Management Company").

The Company elected to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes. A corporate REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level. The Company was incorporated under the laws of the State of Maryland in May 1994. The Company's principal executive offices are located at 6991 East Camelback Road, Suite A-200, Scottsdale, Arizona 85251 and its telephone number is (602) 840-1040. To maintain the Company's qualifications as a REIT while realizing income from its fee management and related service business, the Company's management operations are conducted through the Management Company pursuant to the terms of a management agreement.

Company Advantages

The Company believes that the following factors have accounted for the Company's success and will contribute to the Company's prospects for future growth:

o Regional Focus. The Company has focused on becoming a major presence in each of its markets, allowing it to capitalize on its superior customer service, product design and property locations while establishing and maintaining a strong brand identity. The Company seeks to operate in markets where population and employment growth rates are expected to exceed the national averages and where it believes it can become one of the regionally significant owners and managers of multifamily apartment properties.

              Arizona. The Company's size and prominence in its primary Arizona markets provide it with a number of competitive advantages, including superior market knowledge resulting in choice site selection, superior employee training and retention, product differentiation, economies of scale in operations and the ability to utilize specialized marketing techniques.

              California. After conducting an extensive study of a number of potential markets within its region, the Company has determined that certain markets in Southern California present significant opportunities for growth and attractive investment opportunities. The Company has acquired 1,900 units in this market and believes that properties continue to be available for purchase in the market at prices below replacement costs which could result in growth and attractive yields for the Company.

o Property Locations. The Communities are located in growing sub-markets in Phoenix and Tucson, Arizona and Southern California. The Communities are in sub-markets close to areas of employment, transportation and shopping, principally in "in-fill" areas and master planned communities.

o Reputation for Quality. As a long-term investor, the Company develops and acquires its communities for long-term value. The properties developed by the Company share an innovative design approach characterized by high-quality construction, architectural detail, attractive landscaping, extensive amenities and interior features. Similarly, in seeking acquisition properties, the Company identifies properties which after refurbishment meet the same standards. The Company's reputation for quality in its markets has led to success in obtaining development entitlements and brand name identification in its primary markets.

o Experienced Management in Fully-Integrated Organization. With an average of over 18 years in the multifamily apartment business, the Company's executive management team has extensive development, construction, acquisition, refurbishment, marketing and property management experience, and has gained in-depth knowledge of the multifamily apartment industry and the Company's markets. Of the Stabilized Communities, the Company has developed 19 new properties and 9 expansions to existing properties consisting of 5,682 apartments. It has acquired and refurbished 30 properties consisting of 8,223 apartments.

o Well-Trained Workforce. The Company believes that employee training and retention have been integral to its success. The Company conducts numerous training sessions and prides itself on the quality and experience of its employees. The Company's size and concentration in its market provides qualified employees with opportunities for advancement within the Company and contributes to employee retention. The Company believes employee stability enhances operating efficiency and productivity.

o Service-Oriented Philosophy. The Company will continue its tradition of focusing on extensive resident amenities and customer service designed to maintain high occupancy, premium rental rates and low resident turnover. By providing efficient service and soliciting customer feedback, the Company believes it maintains a high level of customer satisfaction which results in lower turnover and more frequent rental referrals by existing residents. Emphasizing product differentiation and customer service, the Company has created and continues to strengthen its brand image in its primary markets.

The above statements regarding the Company's expectations and projections of population and employment growth rates and household formations, and the availability of properties for purchase are forward-looking and involve risks and uncertainties beyond the Company's control. No assurance can be given that actual results will meet such expectations and projections.

Growth Strategy

The Company's primary business objectives are to maximize the current return to shareholders through increases in cash flow available for distribution per share and to increase long-term total returns to shareholders through appreciation in the value of the common shares. The Company intends to grow by improving cash flow from existing properties through intensive management, focusing on resident satisfaction and retention, increasing rents and community occupancy levels and controlling operating expenses. The Company's strategy also includes growth through development and acquisition of multifamily properties which will provide both favorable initial returns and long-term growth prospects.

o Growth From Existing Properties. The Company believes that cash flow from existing properties will improve as supply and demand of apartment units stabilize in Tucson and certain Phoenix sub-markets, as the Southern California rental market continues to improve, and through the Company's property management programs. The property management team for each apartment community includes on-site management and maintenance personnel. The property management teams perform leasing and rent collection functions and coordinate resident services. All personnel are extensively trained and are encouraged to continue their education through both Company-sponsored and outside training. Property management personnel utilize state-of-the-art on-site computer management systems to assist in the timely leasing of vacant apartments, collection of rents, maintenance management and delivery of services to the apartment residents. In accordance with the REIT requirements of the Internal Revenue Code of 1986, as amended (the "Code"), certain of the services with respect to the communities are provided through independent contractors.

         The focus of the Company's on-site management program is on providing prompt, courteous and responsive service to its residents. The Company believes that a strong resident retention program that emphasizes customer service reduces the Company's resident turnover rate and encourages residents to refer new customers. The Company solicits resident feedback and responds to maintenance requests on a same day basis and provides 24 hour a day emergency maintenance services.

         The  Company  conducts  periodic  capital  and  preventive  maintenance programs at each Community. In addition, periodic preventive maintenance checks are made in each apartment, pursuant to which appliances, heating and cooling systems and apartment interiors are inspected and serviced as necessary. The Company believes that these programs lower operating costs over the life of the Communities, increase the long-term value and maintain the market position of the Communities.

o Development Strategy. The Company seeks to develop properties in markets where it discerns a strong demand, which the Company anticipates will enable it to achieve attractive rates of return. Communities currently under construction and the number of communities stabilized since the Initial Public Offering are specific examples of the Company's implementation of its growth strategy through development.

         The Company develops its communities in markets where resident profiles justify the development of high quality apartments offering extensive resident amenities and services. In evaluating whether to develop an apartment community in a particular location, the Company analyzes relevant demographic, economic and financial data. Specifically, the Company considers the following factors, among others, in determining the viability of a potential new apartment community: (i) income levels and employment growth trends in the relevant market, (ii) uniqueness of location, (iii) household growth and net migration of the relevant market's population, (iv) supply/demand ratio, competitive housing alternatives, sub-market occupancy and rent levels and (v) barriers to entry that would limit competition. The Company currently intends to develop apartment communities in select sub-markets in the Phoenix area and intends to develop communities in its California markets when market conditions warrant. Based on current market conditions and until such time as market conditions warrant, the Company intends to discontinue development in its Tucson market upon completion and stabilization of the current two projects.

o Acquisition Strategy. The Company believes that it is well positioned to take advantage of market timing opportunities in certain Southern California markets, which will permit it to acquire existing apartment properties at favorable prices. The Company focuses on properties with below market occupancies and rents, so that it can benefit both from property repositioning and market improvements. The target acquisition properties will often be under-managed, but fundamentally sound properties. Improvements to landscaping, recreational amenities, and apartment interiors, coupled with more effective management and marketing, may result in significant revenue increases over revenue levels at the time of acquisition. Such repositioning may require substantial expenditures for capital improvements, refurbishments and marketing.

         The Company believes that its status as a publicly traded REIT conducting business through the Operating Partnership enhances its ability to acquire properties or development sites by providing property sellers a means to defer federal income taxes on gains through the use of units of partnership interest in the Operating Partnership ("Units") as consideration for the acquisition. Units were utilized in the acquisition of Acacia Creek in the first quarter of 1995 and The Ashton in the fourth quarter of 1995. In addition, the Company's access to the capital markets provides for additional financing flexibility for acquisitions.

o Disposition Strategy: The Company may, from time to time, elect to sell certain of its properties or exchange such properties for other properties in a tax-free exchange when it believes that such assets could be better deployed elsewhere.

o Third Party Fee Management Business. The Company succeeded to the third party property management activities of its predecessor. Although it contributes a small part of the Company's revenues, the Management Company continues to manage multifamily properties owned by third parties. The fee management business is highly competitive and fragmented. The Company's competitors include a variety of local, regional and national firms with no one firm controlling a significant market share in the Company's markets. The Company will take advantage of its reputation and experience as a property manager and accept property management assignments that it expects to be profitable and which fit well with the Company's property portfolio.

The   Company's   growth   strategies   stated  above   include   estimates  and
forward-looking statements and prospects regarding, among other things, the stability of occupancy and rent levels in the Company's markets and its ability to acquire existing apartment communities at favorable prices. This forward-looking information involves risks and uncertainties that could significantly impact the Company's ability to successfully implement these strategies. Among the factors that could cause actual results to differ materially from the forward-looking statements above are: the timing of the Company's acquisitions and planned development of new, and expansion of existing communities; the actual costs associated with such acquisitions and developments; the demand for apartments in its markets; the strength of the local economies; and the Company's ability to successfully expand its operations into Southern California, a market in which it did not have any operating experience prior to 1995.

Competition

The Communities are located in areas that include other apartment communities and that may include new apartment communities that are under construction. The number of competitive communities in a particular area could have an effect on the Company's ability to lease apartments at the Communities or at any newly developed or acquired properties and on the rents charged by the Company. In addition, other forms of housing, such as single family homes, townhomes and condominiums provide alternatives to potential residents of high quality apartment complexes like the Communities.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination.

The Company believes that the Communities are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its present properties.

Employees

As of January 15, 1997, the Company, primarily through the Management Company, employed 583 persons. The Management Company and/or the Operating Partnership employ substantially all of the professional employees that are currently engaged in the residential property management, development, acquisition and construction businesses of the Company. The Company believes that its relations with its employees are good.

Regulation

Apartment communities are subject to various laws, ordinances and regulations, including laws, ordinances and regulations related to fair housing, Americans with disabilities and building safety. The Company believes that each Community has the necessary permits and approvals to operate its business and that each Community is in material compliance with present laws, ordinances and regulations.

Seasonality

The fall and winter months in the Company's Arizona markets generally experience somewhat higher seasonal occupancies.

ITEM 2.  PROPERTIES

The following sets forth certain information regarding the current Stabilized Communities. All of the Communities are owned 100 percent in fee by the Company. For a description of liens on certain of the Communities listed below, see
Schedule III - Real Estate  Investments  and  Accumulated  Depreciation  on page
F-17.

                                                                                                             Physical
                                                                                    Average       Average   Occupancy
                                                                       Year            Unit      Physical       as of
                                                                     Developed         Size     Occupancy    December
                                          Number of   Developed/        or          (Square        During         31,
  Stabilized Communities       City      Apartments    Acquired      Acquired         Feet)      1996 (1)    1996 (1)
  ----------------------       ----      ----------    --------      --------         -----      --------    --------
Arizona:
--------
    Phoenix:
Acacia Creek                Scottsdale           508   Acquired        1995             910           97%         98%
Bayside at the Islands        Gilbert            272   Developed       1988             870           93%         94%
Country Brook (4)            Chandler            396    Acq/Dev    1991/1993/1996       961           93%         92%
Deer Creek Village            Phoenix            308   Acquired        1991             819           97%         92%
Gateway Villas              Scottsdale           180   Developed       1995             998           96%         97%
Greenwood Village              Tempe             270   Acquired        1993             884           96%         93%
Heritage Point                 Mesa              148   Acquired        1994             773           95%         91%
La Mariposa                    Mesa              222   Acquired        1990             928           95%         93%
La Valencia                    Mesa              361   Acquired        1990             950           92%         87%
Ladera                        Phoenix            248   Developed       1996           1,012           95%         98%
Little Cottonwoods             Tempe             379  Acq/Acq/Dev   1989/89/90        1,023           91%         85%
Los Arboles (2)              Chandler            232   Developed       1985             851           95%         92%
Mirador                       Phoenix            316   Developed       1996             987           85%         94%
Miramonte                   Scottsdale           151   Developed       1983             782           98%         99%
Morningside                 Scottsdale           160   Acquired        1992           1,019           95%         99%
Mountain Park Ranch           Phoenix            240   Developed       1995             961           93%         93%
Park Meadow (4)               Gilbert            224    Acq/Dev      1992/1996          880           96%         93%
Preserve at Squaw Peak        Phoenix            108   Acquired        1991             952           96%         90%
Promontory Pointe (3)         Phoenix            304   Acquired        1988             986           91%         83%
Rancho Murietta                Tempe             292   Acquired        1995             866           97%         87%
Scottsdale Courtyards       Scottsdale           274   Developed       1993           1,044           97%        100%
Scottsdale Meadows          Scottsdale           168   Developed       1984             888           95%         99%
Shadow Brook                  Phoenix            224   Acquired        1993           1,010           97%         98%
Shores at Andersen Springs   Chandler            299   Developed     1989/1993          889           97%         97%
Silver Creek                  Phoenix            174   Acquired        1991             775           98%         97%
Sonoran                       Phoenix            429   Developed       1995             965           93%         89%
Sun Creek                    Glendale            175   Acquired        1993             762           98%         98%
Superstition Vista             Mesa              316   Acquired        1995             950           97%         96%
The Enclave                    Tempe             204   Developed       1995             952           97%        100%
The Heritage                  Phoenix            204   Developed       1995             973           93%         92%
The Ingleside                 Phoenix            120   Developed       1995             987           96%         94%
The Meadows                    Mesa              306   Acquired        1987             809           94%         92%
The Palms                     Phoenix            132   Developed       1990           1,026           93%         96%
The Pines                      Mesa              194   Acquired        1992             887           96%         94%
Towne Square (4)             Chandler            584    Acq/Dev    1992/1995/1996       960           92%         90%
Villa Encanto                 Phoenix            382   Developed       1983             810           99%         99%
Village at Lakewood           Phoenix            240   Developed       1988             857           94%         98%
                                               -----
                                               9,744
                                               -----
   Tucson:
Harrison Park (3)             Tucson             172   Acquired      1991/1996          809           87%         85%
La Reserve                  Oro Valley           240   Developed       1988             900           91%         92%
Orange Grove Village (4)      Tucson             400    Acq/Dev      1991/1996          714           93%         87%
Suntree Village             Oro Valley           424   Acquired        1992             831           91%         93%
The Arboretum                 Tucson             496    Acq/Dev      1992/1995          886           93%         89%
The Legends                   Tucson             312   Developed       1995           1,041           94%         94%
Village at Tanque Verde       Tucson             217    Acq/Dev      1990/1995          694           90%         83%
                                              ------
                                               2,261
                                              ------
Total Arizona                                 12,005
California:
-----------
The Ashton                 Corona Hills          492   Acquired        1995             850           94%         92%
Canyon Crest Views (5)       Riverside           178   Acquired        1996           1,193           97%         96%
Portofino (6)               Chino Hills          176   Acquired        1996             873           99%         98%
Parkview Terrace (6)         Redlands            558   Acquired        1996             801           96%         95%
Redlands Lawn & Tennis (7)    Redlands           496   Acquired        1996             795           89%         89%
                                              ------                                 ------
Total California                               1,900
                                              ======
               Total                          13,905                                 44,343
                                              ======                                 ======
               Weighted Average                  283                                    905
                                              ======                                 ======

---------

(1) Physical occupancy is defined as apartments occupied or leased (including models and employee apartments) divided by the total number of leasable apartments within the Community, expressed as a percentage.

(2) The Company owns approximately a 10 percent interest in the joint venture that owns Los Arboles II, as well as two promissory notes with an outstanding balance of approximately $760,000, secured by subordinated liens on such property. Los Arboles II contains 200 apartments, was developed in 1987, has an average unit size of 843 square feet and had average physical occupancy during 1996 of 95 percent and physical occupancy as of December 31, 1996 of 92 percent.

(3) Another phase of this community is currently under development. See "Development and Construction Activity" below.

(4) A new phase of this community was completed and reached stabilized occupancy in 1996.

(5)      Property was acquired June 1996.

(6)      Property was acquired July 1996.

(7)      Property was acquired December 1996.

Of the current Stabilized Communities included in the table, 37 are located in the greater Phoenix area, seven are located in the Tucson area and five are located in California. All of the Stabilized Communities are managed and operated by the Company and have an average size of 283 units. The Stabilized Communities are primarily oriented to upscale residents seeking high levels of amenities, such as clubhouses, exercise rooms, tennis courts, swimming pools, therapy pools and covered parking. The average unit size of the Stabilized and Communities under Construction combined is 905 square feet. All have fully-equipped kitchens with upgraded cabinets, individual utility metering, dishwashers, microwave ovens, separate dining areas, individual storage, spacious patios and balconies, and ceramic tile entries. Most have washers/dryers; and many offer high ceilings, fireplaces, and alarm system prewiring.

Development and Construction Activity

The apartment Communities under Construction and in Lease-Up are listed below:

                                                                             Actual        Actual or
                                                   Average   Estimated       Date of       Estimated      Estimated
                                                    Unit    Construction  Construction     Commence-       Date of
                                           Total    Size        Cost        Commence-       ment of       Stabilized
        Name                     City      Units  (Sq. Ft.)  (Millions)       ment         Lease-Up       Occupancy
--------------------------------------------------------------------------------------------------------------------
                                                                                            Quarter
                                                                          ------------------------------------------
Phoenix
-------
The Hawthorne                   Phoenix       276       904     $   17        4:95           3:96           3:97
The Isle at Arrowhead Ranch     Glendale      256       940         17        2:96           4:96           4:97
Promontory Pointe II
   Expansion                    Phoenix       120     1,013          8        4:95           3:96           2:97
                                           -------          -----------
                                              652                   42
Tucson
------
Bear Canyon                     Tucson        238       973         15        3:95           2:96           2:97
Harrison Park II Expansion      Tucson        188       974         10        3:95           2:96           2:97
                                           -------          -----------
                                              426                   25
                                           -------          -----------
     Total                                  1,078                $  67
                                           =======          ===========

The Company owns sites intended for the development of four additional multifamily apartment communities, which, if completed, are expected to contain approximately 1115 apartment units. There can be no assurance, that the Company will succeed in obtaining any necessary governmental approvals or any financing required to develop these projects, or that the Company will decide to develop any particular project.

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

ITEM 3.  LEGAL PROCEEDINGS

Neither the Company, the Operating Partnership, the Management Company, the Financing Partnership, or any of the Communities is presently subject to material litigation nor, to the Company's knowledge, is any litigation threatened against the Company or any of the Communities, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the business or financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted to a vote of the Company's stockholders during the fourth quarter of 1996.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of January 27, 1997, the names, ages and positions of each of the Company's executive officers.

     Name                 Age                   Position
-----------------------  -----  -----------------------------------------------
Stephen O. Evans          51    Chairman of the Board and Chief Executive
                                     Officer
Richard G. Berry (1)      52    President, Chief Operating Officer and Director
Jay E. Northrop           51    Senior Vice President--Property Management
G. Edward O'Clair         53    Senior Vice President--Construction
Paul R. Fannin            40    Senior Vice President , Chief Financial Officer,
                                     Treasurer and Secretary


     (1) Richard G. Berry was appointed President and Chief Operating Officer on January 21, 1997.

Stephen O. Evans has served as the Chairman of the Board and Chief Executive Officer of the Company since its formation. Mr. Evans founded the predecessor of the Company in 1977 and served as Chairman of the Board and Chief Executive Officer. From 1973 to 1977, Mr. Evans was Investment Vice President of W.R. Schulz & Associates, at that time Arizona's largest apartment development company. He earned his Bachelor of Science in Business Administration and Masters of Business Administration degrees from Arizona State University. He also served as an officer in the United States Air Force for four years. Mr. Evans affiliations include National Multi-Housing Council; National Association of Real Estate Investment Trusts (NAREIT); Lambda Alpha, a National Land Economic Fraternity; and Urban Land Institute.

Richard G. Berry was  appointed  President  and Chief  Operating  Officer of the
Company on January 21, 1997. Prior to that time, Mr. Berry served as the Executive Vice President and a director of the Company since its formation and has served as the Executive Vice President of Evans Withycombe, Inc. since 1992. From 1983 to 1992, Mr. Berry served as Chairman of the Board of Berry and Boyle, a real estate investment and development management company. Prior to 1983, Mr. Berry served as Executive Vice President of Hutton Real Estate Services and was responsible for that firm's real estate investment and management activities. Mr. Berry earned a Bachelor of Architecture degree and a Masters of Business Administration degree from the University of Michigan. He also served as an officer of a United States Navy mobile construction battalion for three years.

Jay E. Northrop has served as a Senior Vice President -- Property Management of the Company since its formation. From 1981 to 1994, Mr. Northrop served as Senior Vice President -- Property Management of Evans Withycombe, Inc. Prior to that time, Mr. Northrop served as a District Manager for W.R. Schultz & Associates, where he was responsible for the property operations of a large number of apartment communities. Mr. Northrop holds a Bachelor of Science degree in Business Administration from Arizona State University.

G. Edward O'Clair has served as the Senior Vice President -- Construction of the Company since its formation. From 1978 to 1994, Mr. O'Clair served as the Senior Vice President -- Construction of Evans Withycombe, Inc. Mr. O'Clair has been involved in the construction management field since 1967. Prior to joining Evans Withycombe's predecessor in 1978, Mr. O'Clair supervised the construction of numerous residential and commercial projects for Stanley Development Company and C.J. Hassett Corporation, both located in Arizona. Mr. O'Clair is a licensed general contractor in the state of Arizona and holds a Bachelor of Science degree in Business Administration from Arizona State University.

Paul R. Fannin has served as the Senior Vice President. Chief Financial Officer, Treasurer and Secretary of the Company since its formation and was appointed Secretary in 1996. Prior to that time, Mr. Fannin served as the Vice President -- Asset Management of Evans Withycombe, Inc. since 1986. From 1983 to 1986, Mr. Fannin served as the Director of Finance of an Arizona real estate development firm for three years, and was a member of the tax staff of a public accounting firm for a period of three years. Mr. Fannin is a Certified Public Accountant licensed in the State of Arizona and holds a Bachelor of Science degree in Accounting from the University of Arizona and a Masters of Business Administration degree from Arizona State University.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

(a) Market Information: The Company's Common Stock, $.01 par value, is traded on the New York Stock Exchange under the symbol "EWR." The ranges of high and low sales prices of the Company's trading reported on the New York Stock Exchange composite tape of each quarter in 1995 and 1996 have been as follows:

                                        Sale Prices
                                        -----------
                                    High           Low        Dividends Declared
                                    ----           ---        ------------------
1995
----
   First quarter                  $ 20 7/8       $ 19 1/2       $  .37
   Second quarter                   20 7/8         18 3/8          .37
   Third quarter                    20 3/8         18 1/2          .38
   Fourth quarter                   21 5/8         18 7/8          .38

1996
----
   First quarter                    23 1/4         20 3/4          .39
   Second quarter                   23 1/4         20 1/4          .39
   Third quarter                    21 7/8         19 3/4          .40
   Fourth quarter                   22 1/4         20 1/8          .40

On January 30, 1997, the last reported sale price of the Company's common stock on the New York Stock Exchange was $20 7/8 per share.

(b) Holders: As of January 30, 1997, there were approximately 232 stockholders of record of the Company's Common Stock. Such number does not include the total number of beneficial holders of Common Stock.

(c) Distributions: The Company intends to pay regular quarterly dividends to holders of shares of Common Stock and distributions to holders of Units in the Operating Partnership. On December 31, 1996, the Company paid a quarterly dividend of $.40 per share for the fourth quarter to holders of shares of Common Stock and Units of record on December 24, 1996. Future distributions by the Company will be at the discretion of the board of directors and will depend on the actual funds from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant.

The Company anticipates that Funds from Operations will exceed earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by the Company. Distributions by the Company to the extent of its current and accumulated earnings and profits for Federal income tax purposes will be taxable to stockholders as ordinary dividend income. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction of the stockholder's basis in the Common Stock (return of capital) to the extent thereof, and thereafter as taxable gain. Such distributions will have the effect of deferring taxation until the sale of such Common Stock. In order to maintain its qualification as a REIT, the Company must make annual distributions to stockholders of at least 95 percent of its taxable income (which does not include capital gains). Under certain circumstances (which the Company does not expect to occur), the Company could be required to make distributions in excess of cash available for distribution in order to meet such distribution requirements.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain financial and operating data on a consolidated basis for the Company and on a combined historical basis for Evans Withycombe. The following information should be read in conjunction with all of the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                        Year Ended December 31,
                                 ----------------------------------------------------------------------
                                     1996            1995          1994          1993          1992
                                   (Amounts in thousands, except per share and property information)
Operating Information:
  Revenues:
     Rental                            $94,350       $68,864       $51,097       $38,613       $26,876
     Third party management fees         1,157         1,268         1,668         2,213         2,204
     Interest and other                  6,195         4,478         4,424         3,112         2,373
                                 ----------------------------------------------------------------------
  Total revenues                       101,702        74,610        57,189        43,938        31,453
  Expenses:
     Repairs and maintenance            11,607         8,293         6,288         4,730         3,272
     Other property operating           12,713         8,699         7,834         6,593         4,684
     Advertising                         1,864         1,244           966         1,022           783
     Real estate taxes                   6,915         4,723         3,204         2,869         2,307
     Property management                 3,225         2,825         2,505         2,605         2,417
     General and administrative          1,698         1,588         1,409         1,466         1,360
     Interest                           24,225        12,650         7,836         6,361         5,909
     Depreciation and                   20,885        13,762        10,333        10,319         7,146
       amortization
     Write-down of real estate
       assets(1)                             -             -             -         1,361        10,284
     Other(2)                                -             -         5,233             -             -
                                 ----------------------------------------------------------------------
  Total expenses                        83,132        53,784        45,608        37,326        38,162
                                 ----------------------------------------------------------------------

  Income (loss) before minority
    interest and extraordinary item     18,570        20,826        11,581         6,612        (6,709)
  Minority interest (3)                 (4,010)       (4,594)       (1,548)            -             -
  Extraordinary item-gain on
    extinguishment of debt (1)               -             -             -         6,061        12,569
                                 ----------------------------------------------------------------------

  Net income                           $14,560       $16,232       $10,033       $12,673        $5,860
                                 ======================================================================

  Earnings per share (4)                 $0.84        $ 1.01
                                 ==============   ===========

  Earnings per share for the period
  August 17 to December 31, 1994 (4)                               $ 0.38
                                                                ===========

                                                               Year Ended December 31,
                                      1996             1995             1994             1993             1992
                                 ---------------- ---------------- ---------------- ---------------- ----------------
                                           (Amounts in thousands, except per share and property information)
Other Information:
Cash flows from:
   Operating activities              $38,587          $ 36,531      $   21,609       $    20,897       $    13,271
   Investing activities             (129,461)         (118,061)       (211,651)          (79,511)          (61,829)
   Financing activities               89,808            82,725         190,003            57,417            50,792
Total stabilized communities              49                41              32                31                27
      (end of period)
Total number of apartments            13,905            11,053           7,924             7,695             6,502
   (end of period)
Physical occupancy (end of                93%               96%             97%               97%               97%
   period) (5)
Weighted average number of            12,887             9,798           7,740             6,641             4,998
   apartments (6)
Weighted average monthly                $715              $641            $586              $532              $498
   revenue per unit (7)

                                                                            December 31,
                                                  1996        1995        1994         1993         1992
                                              ---------------------------------------------------------------
                                                                    (Amounts in thousands)

Balance Sheet Information:
Real estate, before accumulated depreciation      $761,550   $587,183     $399,987     $292,513     $215,549
Total assets                                       736,334    580,495      403,540      271,055      204,836
Total debt                                         436,172    297,456      127,787      106,545       64,792
Minority interest                                   56,592     64,487       52,626            -            -
Equity                                            $229,005   $198,148     $204,667     $142,886     $122,135

-------

(1) During 1993, the Company negotiated a discounted payoff of a mortgage loan secured by The Meadows and Promontory Pointe (1992). The excess of the amounts owed for principal and interest over the amount paid to pay off the loan is recorded as an extraordinary item-gain on extinguishment of debt. The Company determined that the carrying values of the Communities were in excess of net realizable value. The excess of $1,361 and $10,284 was charged to write down of real estate assets.

(2) In connection with the repayment of existing indebtedness at the time of the Initial Public Offering, prepayment penalties and lender participation (additional interest) totaling $2,594 were paid. Prior to the Initial Public Offering, an Executive Incentive Deferred Compensation Plan was canceled and the $2,639 that was funded by the Company was expensed during 1994.

(3) Net income includes an adjustment for the 20.30 percent, 22.98 percent and 20.50 percent minority interest in the Operating Partnership for the years ended December 31, 1996 and 1995 and the period from August 17 to December 31, 1994, respectively.

(4)      Net income per share is based on 17,409,897,  16,053,453 and 15,967,432 weighted average number of shares outstanding for the years ended December 31, 1996 and 1995 and the period from August 17 to December 31, 1994, respectively.

(5) Physical Occupancy is defined as the number of apartments occupied or leased (including models and employee apartments) divided by the total number of leaseable apartments within the Community, expressed as a percentage.

         Physical occupancy has been calculated using the average of the occupancy that existed on the last day of each month over each period.

(6) Weighted average number of apartments is the average of all apartments during the period. For stabilized properties, all apartments are included in the calculation of the weighted average. For communities in the lease-up phase, only apartments that are completed and occupied are included in the weighted average calculation.

(7) Weighted average monthly revenue per apartment is derived by dividing rental income by the weighted average number of occupied apartments.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          (Amounts in thousands, except apartment data)


The following discussion, which is based primarily on the consolidated financial statements of Evans Withycombe Residential, Inc. and the combined financial statements of its predecessor, should be read in conjunction with the "Selected Financial Data" and all financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated financial statements of the Company consist of the Communities and the Management Company.

Overview

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

Results of Operations - Consolidated Financial Statements

The results of operations for the years ended December 31, 1996 and 1995, respectively, were significantly affected by acquisitions, developments and expansions.

Comparison of Results of Operations for the Year Ended December 31, 1996 to the Year Ended December 31, 1995

                                                             Year Ended
                                                            December 31,
                                                    ----------------------------    Percentage
                                                         1996          1995           Change
                                                     ------------  -----------     ------------
               Rental income                         $    94,350   $   68,864          37.0%
               Third party management fees                 1,157        1,268          (8.7)
               Interest and other                          6,195        4,478          38.3
                                                     -----------   ----------      ------------
                  Total revenues                         101,702       74,610          36.3

               Property operating and maintenance (1)     26,184       18,236          43.5
               Real estate taxes                           6,915        4,723          46.4
               Property management                         3,225        2,825          14.2
               General and administrative                  1,698        1,588           6.9
               Interest                                   24,225       12,650          91.5
               Depreciation and amortization              20,885       13,762          51.8
                                                     -----------   ----------      ------------
               Total expenses                             83,132       53,784          54.6
                                                     -----------   ----------      ------------
               Income before minority interest       $    18,570   $   20,826         (10.8)%
                                                     ===========   ==========      ============
               Weighted average monthly rental
                   revenue per unit                  $       715   $      641
                                                     ===========   ==========
               Weighted average number of apartments      12,887        9,798
                                                     ===========   ==========
               Economic occupancy (2)                       90.0%        91.6%
                                                     ===========   ==========

             (1) The Company defines property operating and maintenance expense as repairs and maintenance, other property operating and advertising expense.

             (2)  Stabilized properties only.

Rental revenues increased by $25,486 or 37.0 percent for the year ended December 31, 1996 as compared to the similar period in 1995 as a result of increases in the weighted average number of apartments and weighted average monthly revenue per occupied apartment. The Company believes that the increase in rental income was largely attributable to the acquisitions and stabilization of properties developed by the Company in its rental markets.

Interest and other income increased $1,717 for the year ended December 31, 1996 compared to the year ended December 31, 1995 primarily as a result of the sale of telephone servicing rights on certain properties and an increase in ancillary income such as redecoration and application fees as a result of the increase in the weighted average number of apartments.

Third party management fees decreased $111 or 8.7 percent due to the sale of several properties from the management portfolio. Included in third party management fees is a non recurring $500 fee received in exchange for terminating the management contract on nine apartment communities containing 1,298 apartment units in the second quarter of 1996.

Property operating and maintenance expense increased due to the increase in the weighted average number of apartments for the year ended December 31, 1996 as compared to the same period in 1995, respectively. Real estate taxes increased primarily due to the increase in the number of properties for the year ended December 31, 1996.

Interest expense increased due to an increase in debt resulting from acquisitions and the increase in weighted average number of units in the portfolio. The Company capitalized $2,714 of interest for the year ended December 31, 1996 compared to $5,048 for the year ended December 31, 1995 due to a decrease in construction activity. Interest costs incurred during construction of a new property are capitalized until completion of construction on a building-by-building basis.

"Same Store" Portfolio

The Company defines same store portfolio as those communities that reached stabilized occupancy prior to January 1, 1995. Same store portfolio consists of 32 stabilized properties containing 7,924 apartment units that were owned by the Company for the years ended December 31, 1996 and 1995.

                                                             Year Ended
                                                            December 31,
                                                     ---------------------------  Percentage
                                                         1996          1995         Change
                                                     ------------  ------------   ----------
                Rental income                        $    55,074   $   55,202        (.2)%
                Other income                               3,296        2,581       27.7
                                                     -----------   ----------     ----------
                                                          58,370       57,783        1.0
                Property operating and maintenance        16,134       14,619       10.4
                Real estate taxes                          3,995        3,906        2.3
                                                     -----------   ----------     ----------
                                                          20,129       18,525        8.7
                                                     -----------   ----------     ----------
                Property net operating income        $    38,241   $   39,258       (2.6)%
                                                     ===========   ==========     ==========
                Weighted average monthly rental
                    revenue per unit                 $       654   $      638
                                                     ===========   ==========
                Economic occupancy                          89.7%        91.1%
                                                     ===========   ==========

Rental income for the year ended December 31, 1996 was comparable with the same period in 1995 as a result of the increase in the weighted average monthly rental revenue per unit being offset by a decline in the average economic occupancy during the year ended December 31, 1996 as compared to the year ended December 31, 1995. Other income for the year ended December 31, 1996 increased as a result of gains from the sale of telephone servicing rights at various communities.

Property operating and maintenance expense increased $1,515 or 10.4 percent over 1995 due to higher apartment turnover and utility costs associated with an increased number of vacant apartments and higher advertising costs incurred by the Company in its "same store" portfolio.

Communities Stabilized Less Than Two Years

Communities stabilized less than two years consist of the development of five new apartment communities and the expansion of two existing apartment communities by the Company, containing 1,521 apartment units that reached stabilized occupancy during the year ended December 31, 1995. Increases in the year ended December 31, 1996 as compared to the year ended December 31, 1995 are the result of the increase in the weighted average number of apartments.

                                                              Year Ended
                                                             December 31,
                                                     -------------------------
                                                         1996          1995
                                                     -----------  ------------
                Rental income                        $   12,606    $    7,113
                Other income                                680           541
                                                     -----------  ------------
                                                         13,286         7,654
                Property operating and maintenance
                                                          2,532         1,734
                Real estate taxes                         1,011           407
                                                     -----------  ------------
                                                          3,543         2,141
                                                     -----------  ------------
                Property net operating income        $    9,743    $    5,513
                                                     ===========  ============
                Weighted average number of
                    apartments                            1,521           888
                                                     ===========  ============


Development and Lease Up Communities

Development and lease up communities consist of the development of 13 new apartment communities or the expansion of existing apartment communities containing 2,522 apartment units that were in the "construction," "development," or "lease up" stage during 1996 and therefore, not considered to have achieved stabilized occupancy for all of the periods presented. Increases in the year ended December 31, 1996 as compared to the year ended December 31, 1995 are the result of an increase in the weighted average number of apartments.

                                                             Year Ended
                                                            December 31,
                                                     -------------------------
                                                         1996          1995
                                                     -----------   -----------
                Rental income                        $   11,276    $    1,281
                Other income                                720           128
                                                     ------------  -----------
                                                         11,996         1,409
                Property operating and
                    maintenance                           3,203           700
                Real estate taxes                           790            30
                                                     ------------  -----------
                                                          3,993           730
                                                     ------------  -----------
                Property net operating income        $    8,003    $      679
                                                     ============  ===========
                Weighted average number of
                    apartments in lease-up                1,398           174
                                                     ============  ===========

Acquisitions

Acquisitions consist of eight properties containing 3,016 apartment units, which have been acquired by the Company since January 1, 1995. Increase in the year ended December 31, 1996, as compared to the year ended December 31, 1995, are the result of the increase in the weighted average number of apartments.

                                                             Year Ended
                                                            December 31,
                                                     ------------------------
                                                        1996           1995
                                                     ----------     ---------
                Rental income                        $   15,394     $   5,268
                Other income                                727           193
                                                     ----------     ---------
                                                         16,121         5,461
                Property operating and
                   maintenance                            4,315         1,183
                Real estate taxes                         1,119           380
                                                     ----------     ---------
                                                          5,434         1,563
                                                     ----------     ---------
                Property net operating income        $   10,687    $    3,898
                                                     ==========    ==========
                Weighted average number of
                apartments                                2,044           769
                                                     ==========    ==========

Comparison of Results of Operations for the Year Ended December 31, 1995 to the Year Ended December 31, 1994

Total Portfolio                           December 31,         Percentage
                                      1995          1994         Change
                                      ----          ----         ------
Rental income                        $68,864      $51,097         34.8%
Third party management fees            1,268        1,668        (24.0)%
Interest and other                     4,478        4,424          1.2%
                                   -----------  ------------  -----------
                                      74,610       57,189         30.5%

Property operating and
maintenance                           18,236       15,088         20.9%
Real estate taxes                      4,723        3,204         47.4%
Property management                    2,825        2,505         12.8%
General and administrative             1,588        1,409         12.7%
Interest                              12,650        7,836         61.4%
Depreciation and amortization         13,762       10,333         33.2%
Other                                      -        5,233            -
                                   -----------  ------------  -----------
                                      53,784       45,608         17.9%
                                   -----------  ------------  -----------
Income before minority interest      $20,826      $11,581         79.8%
                                   ===========  ============  ===========
Weighted average number of
apartments                             9,798        7,740
                                   -----------  ------------
Economic occupancy                      91.6%        92.3%
                                   ===========  ============

Rental revenues increased by $17,767 or 34.8 percent as a result of increases in the weighted average number of apartments and weighted average monthly revenue per occupied apartment. The Company believes that the increase in rental income, other than that attributable to the acquisitions and developments, was achieved as a result of the Company's ability to capitalize on continuing improvement in the Company's rental markets.

The decrease in third party management fees of $400, a 24.0 percent decrease from the 1994 period, is due to the sale of several properties from the management portfolio, including 508 units which the Company purchased.

Property operating and maintenance expense increased $3,148 or 20.9 percent (versus a 26.6 percent increase in the weighted average number of units) due to the increase in the number of properties. Real estate taxes increased $1,519 or
47.4 percent (versus a 26.6 percent increase in the weighted average number of units) primarily due to the increase in the number of properties and higher values placed on properties due to improved market conditions.

Property management expense increased $320 or 12.8 percent due to the increase in the number of properties under management.

Interest expense increased $4,814 or 61.4 percent due to an increase in debt resulting from acquisitions and from more units under construction. The Company capitalized $5,048 of interest in 1995 compared to $2,724 in 1994 due to an increase in construction activity. Interest costs incurred during construction of a new property are capitalized until completion of construction on a building-by-building basis.

"Same Store" Portfolio

In 1995, the Company defined the same store portfolio as those communities that reached stabilization prior to January 1, 1994.

Same store portfolio consists of 30 stabilized operating properties containing 7,559 apartment units that were owned by the Company for the years ended December 31, 1995 and 1994.

                                                       December 31,                Percentage
                                                   1995             1994             Change
                                                   ----             ----             ------
Rental income                                    $52,940           $49,712            6.5%
Other income                                       2,568             3,180          (19.2)%
                                               -----------      ------------        -------
                                                  55,508            52,892            4.9%
Property operating and maintenance                14,213            14,589           (2.6)%
Real estate taxes                                  3,671             3,180           15.4%
                                               -----------      ------------        -------
                                                  17,884            17,769             .6%
                                               -----------      ------------        -------
Property net operating income                    $37,624           $35,123            7.1%
                                               ===========      ============        =======
Weighted average monthly rental revenue
per unit                                            $638              $586
                                               ===========      ============
Economic occupancy                                  91.5%             92.5%
                                               ===========      ============

Rental income for the year ended December 31, 1995 increased $3,228 or 6.5 percent as a result of an increase in the weighted average monthly revenue per occupied unit which increased $52 or 8.9 percent which was partially offset by a decline in the average economic occupancy from 92.5 percent during the year ended December 31, 1994 and 91.5 percent during the year ended December 31, 1995.

Property operating and maintenance expense decreased $376 or 2.6 percent due to the Company beginning to realize economies of scale from consolidated operations of the integrated property portfolio.

Real estate taxes increased $491 or 15.4 percent due to higher values placed on properties due to improved market conditions and property values.

Development and Lease Up Communities

Development communities consist of 15 developments or expansion of existing properties containing 2,878 apartment units that have been developed by the Company since the Initial Public Offering in August 1994. Increases in 1995 as compared to 1994 is the result of development units stabilized or in lease-up increasing to 15 properties and 2,878 apartment units in 1995 as compared to 3 properties and 661 apartment units in 1994.

                                                             December 31,
                                                        1995              1994
                                                      -------          -------
          Rental income                                $9,766           $1,248
          Other income                                    636               84
                                                     ---------        ---------
                                                       10,402            1,332
          Property operating and maintenance            2,604              459
          Real estate taxes                               560               18
                                                     ---------        ---------
                                                        3,164              477
                                                     ---------        ---------
          Property net operating income                $7,238             $855
                                                     =========        =========

Acquisitions

Acquisitions consist of five properties containing 1,756 apartment units which have been acquired by the Company since the Initial Public Offering in August 1994. Increases in 1995 as compared to 1994 are the result of the acquisition of four properties in 1995 consisting of 1,608 apartment units compared to one property consisting of 148 apartment units in 1994.
                                                             December 31,
                                                        1995              1994
                                                      -------          -------
          Rental income                                $6,158             $137
          Other income                                    239                5
                                                     ---------        ---------
                                                        6,397              142
          Property operating and maintenance            1,419               40
          Real estate taxes                               492                6
                                                     ---------        ---------
                                                        1,911               46
                                                     ---------        ---------
          Property net operating income                $4,486              $96
                                                     =========        =========

Liquidity and Capital Resources

Liquidity

The Company's net cash provided by operating activities increased from $36.5 million for the year ended December 31, 1995 to $38.6 million for the year ended December 31, 1996 principally due to increased rental operations from additional properties acquired and developed subsequent to December 31, 1995. Net cash used in investing activities increased from $118.1 million for the year ended December 31, 1995 to $129.5 million for the year ended December 31, 1996. Cash used in investing activities largely relates to the Company's development and construction of new apartment communities in Phoenix and Tucson, Arizona and acquisitions of apartment communities in its markets. Net cash provided by financing activities increased from $82.7 million for the year ended December 31, 1995 to $89.8 million for the year ended December 31, 1996 due to the proceeds from the sale of 2,088,889 shares of common stock and borrowings under the Revolving Credit Facility which were used to fund the development and acquisition of apartment communities.

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1994. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute 95 percent of their ordinary taxable income.

The Company expects to meet its short-term liquidity requirements, including capital expenditures relating to maintaining Stabilized Communities, generally through its net cash provided by operations and borrowings under its credit arrangements and anticipates meeting long-term liquidity requirements, such as scheduled debt maturities, financing of construction and development activities and possible acquisitions through long-term unsecured borrowings, issuance of additional equity securities of the Company or debt securities of the Operating Partnership, or, possibly in connection with acquisitions of land or existing properties, Units of the Operating Partnership. The Company believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short and the long-term.

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

Capital Resources

At December 31, 1996, the Company's total debt was approximately $436.2 million and the Company's debt to total market capitalization (Market Equity plus Debt) was approximately 47.4 percent. The Company received an investment grade rating of "BBB-" from Standards and Poors, "Baa3" from Moody's, " BBB-" from Fitch Investor Services L.P. in December 1996.

Conventional Mortgage Loans

Conventional mortgage loans were comprised of six fixed rate loans at December 31, 1996, each of which is collateralized by a first mortgage lien on an apartment community included in real estate assets. The mortgages are payable in monthly installments of principal and interest and mature at various dates through 1997. The conventional mortgage loans aggregated $40.1 million at December 31, 1996 with interest rates ranging from 8.0 percent to 9.95 percent. On January 9, 1997, the Company extinguished the debt on three mortgages with unpaid principal balances of approximately $18.7 million with proceeds from the Revolving Credit Facility. As a result, the Company incurred a loss from the early extinguishment of debt of approximately $1.2 million. The Company prepaid a $6.2 million mortgage note on January 31, 1997 which resulted in an additional loss from the early extinguishment of debt of approximately $300. The loss from the early extinguishment of debt was recorded by the Company in the first quarter 1997.

In December 1995, the Company entered into a ten year $50 million fixed rate loan from an insurance company that bears interest at 7.17 percent, with principal and interest due monthly based on a 25-year amortization schedule beginning January 1, 1996 through January 1, 2006, and the remaining unpaid principal balance due January 1, 2006. The loan is secured by a first deed of trust on five apartment communities. Proceeds from the loan were used to pay down outstanding balances on the Revolving Credit Facility. The outstanding debt was $49.5 million at December 31, 1996. The loan is convertible to unsecured upon the Company achieving an investment grade rating of BBB or better.

Mortgage Loan Certificates

The Company, through the Financing Partnership, borrowed $102.0 million under a securitized loan in August 1994. During January 1995, the Company borrowed the balance of $29.0 million (increasing the total to $131.0 million). The loan is secured by the first mortgage liens on 22 Communities. The $102.0 million was issued at 99.97 percent of its face amount and the $29.0 million was issued at
97.9375 percent of its face amount and will mature on August 1, 2001. Although both amounts bear interest at 7.98 percent, the $29.0 million has an effective interest rate of 8.40 percent due to the discount. The weighted average effective interest rate of the total $131 million loan is 8.05 percent. The bonds have been rated "AA" by Standard and Poors.

Tax Exempt Bonds

Tax exempt bonds were comprised of three floating rate bonds based on the tax exempt note rate set by the respective remarketing agents (or, at the option of the Company at a fixed rate determined by the remarketing agents). The bonds are secured by letters of credit which are secured by first mortgage liens on four apartment communities. The tax exempt bonds have monthly interest only payments and mature at various dates through 2016. The tax exempt bonds aggregated $64 million at December 31, 1996 with interest rates ranging from 5.16 percent to
6.14 percent.

Revolving Credit Facility

On September 25, 1996, the Company expanded its existing $125 million unsecured Revolving Credit Facility to $225 million with a Bank Group. The Revolving Credit Facility bears interest at a floating rate of LIBOR plus 150 basis points (or, at the option of the Company, at the prime rate announced by the Banks). The interest rate was reduced 25 basis points upon the Company achieving an investment grade rating of "Baa3" or "BBB-". The Revolving Credit Facility has a term of three years, with an option to extend for one year and provides for monthly payments of interest only. It will be used to finance acquisitions, to fund construction and development and renovation costs, and for working capital purposes. At December 31, 1996, there was $152 million outstanding on the Revolving Credit Facility, with an effective interest rate of 7.20 percent. The Revolving Credit Facility contains customary representations, covenants and events of default, including a limitation which restricts dividends to 95 percent of Funds From Operations, as defined. The Company does not expect that the covenants will affect its ability to pay dividends in accordance with its current dividend policy or its ability to maintain a REIT status.

The table below outlines the Company's debt structure as of December 31, 1996 (amounts in thousands).

                                                                              Outstanding        Weighted Average
                                                                                Balance            Interest Rate
                                                                              -----------        ----------------
Fixed Rate Debt:
   Mortgage Debt
     Conventional....................................................     $         89,652              7.87%
     Mortgage Loan Certificates......................................              130,520              8.05
                                                                          ----------------       ----------------
         Total Fixed Rate Debt.......................................              220,172              7.98

Variable Rate Debt:
   Tax Exempt Bonds..................................................               64,000              5.70
   Revolving Credit Facility.........................................              152,000              7.20
                                                                          ----------------       ----------------
         Total Variable Rate Debt....................................              216,000              6.76
                                                                          ----------------       ----------------
         Total Debt..................................................     $        436,172              7.37%
                                                                          ================       ================

The Company had 4,806 unencumbered apartment units related to the Stabilized Communities (including properties with debt that was repaid in January 1997) and 1,198 unencumbered apartment units related to the Communities Under Construction and in Lease-Up at December 31, 1996.

Second Offering

In September 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) for up to $200 million of debt securities, common stock, preferred stock and warrants.

In January 1997, the Company filed a shelf registration statement with the SEC for up to $125 million of common stock, preferred stock and warrants issuable by the Company and $200 million of debt securities issuable by the Operating Partnership. The registration statement, which has not yet been declared effective by the SEC includes $125 million of available securities under the September 1995 registration statement. These registration statements provide the Company with the ability to issue and sell a portion of such securities from time to time.

On May 28, 1996, the Company completed a public offering of 4,500,000 shares of its Common Stock of which 2,000,000 shares were sold by the Company and an aggregate of 2,500,000 were sold by two institutional stockholders. On June 25, 1996, the underwriters exercised their over-allotment option for 200,000 shares and the Company issued an additional 88,889 shares of its Common Stock and the institutional stockholders sold an additional 111,111 shares pursuant to a partial exercise of the over-allotment option granted to the underwriters. Net proceeds to the Company from the May 1996 Offering was approximately $40,891,000. The Company used the proceeds from the sale of Common Stock to pay down its Revolving Credit Facility.

Inflation

Most of the leases at the communities are for a term of one year or less, which may enable the Company to seek increased rents upon renewal of existing leases or commencement of new leases. The short-term nature of the leases generally serves to reduce the risk to the Company of the adverse effects of inflation.

Funds From Operations

The Company and industry analysts consider Funds from Operations ("FFO") to be an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analyses. The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization, excluding depreciation on non-real estate assets and amortization of deferred financing costs. Funds from operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's needs. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income, as presented in the consolidated financial statements and elsewhere in this document.

                                                         Year ended December 31,

                                              1996        1995   1994 (a)        1993        1992
                                              ----        ----   --------        ----        ----
                                                         (Amounts in thousands)
Income (loss) before extraordinary         $18,570     $20,826    $16,814      $6,612     $(6,709)
   items and minority interest
Depreciation and amortization               20,712      13,624     10,333      10,319       7,146
Amortization of executive deferred
    compensation expense                       390         693        267           -           -
                                        ----------------------------------------------------------
Funds from operations                      $39,672     $35,143    $27,414     $16,931        $437
                                        ==========================================================

 (a) 1994 FFO has been adjusted to include other expenses ($5,233) that were incurred relating to the repayment of existing indebtedness at the time of the Initial Public Offering, prepayment penalties and lender participation (additional interest) totaling $2,594. Prior to the Initial Public Offering, an Executive Incentive Deferred Compensation Plan was canceled and the $2,639 that was funded by the Company was expensed in 1994. The Company believes it is appropriate to add back other expenses to net income for the FFO calculation in 1994 as these expenses represent nonrecurring costs directly related to the Initial Public Offering rather than recurring expenses from operations.

Number of Common Shares and Units

The Company had 22,184,395 and 20,590,873 weighted average number of shares and units for the year ended December 31, 1996 and 1995, respectively.

Capitalization of Fixed Assets and Community Improvements.

The Company has established a policy of capitalizing those expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. All expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred.

Acquisition of assets and community expenditures for the years ended December 31 are as follows:

                                                          1996           1995
                                                      -----------   ------------
          New community development                   $  82,177     $   107,223
          Acquisitions                                   88,648          77,895
          Nonrecurring capital expenditures
            Vehicle access control gates                    551               -
            Computer upgrade                                413             202
          Recurring capital expenditures:
            Community additions and
                improvements                              2,374           1,547
            Corporate additions and improvements            348             549
                                                     ------------   ------------
                                                      $ 174,511     $   187,416
                                                     ============   ============

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth on pages F-1 to F-22 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements with the Company's accountants on accounting and financial disclosure matters in 1996.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors of the Company is currently comprised of seven members divided into three classes serving staggered terms of three years each. Pursuant to the Company's Charter and Bylaws, the term of office of one class of directors expires each year and at each annual meeting the successors of the class whose term is expiring in that year are elected to hold office for a term of three years and until their successors are elected and have qualified. The current terms of two directors expire in this year, three expire in 1998 and two expire in 1999.

                  Nominees for Election as Director at the 1997
                         Annual Meeting of Stockholders

Name                       Age    Present Position With The Company                   Director Since
----                       ---    ---------------------------------                   --------------

Richard G. Berry           52     President, Chief Operating Officer and Director           1994

Joseph W. O'Connor         51     Director                                                  1994

Richard G. Berry was  appointed  President  and Chief  Operating  Officer of the
Company on January 21, 1997. Prior to that time, Mr. Berry served as the Executive Vice President and a director of the Company since its formation and has served as the Executive Vice President of Evans Withycombe, Inc. since 1992. From 1983 to 1992, Mr. Berry served as Chairman of the Board of Berry and Boyle, a real estate investment and development management company. Prior to 1983, Mr. Berry served as Executive Vice President of Hutton Real Estate Services and was responsible for that firm's real estate investment and management activities. Mr. Berry earned a Bachelor of Architecture degree and a Masters of Business Administration degree from the University of Michigan. He also served as an officer of a United States Navy mobile construction battalion for three years.

Joseph W. O'Connor became a director of the Company concurrently with the closing of the Initial Public Offering in August 1994. Mr. O'Connor has been active in real estate since 1970 and has served for 14 years as the President and Chief Executive Officer of Copley Real Estate Advisors, Inc. In 1996, Copley Real Estate Advisors merged with Aldrich, Eastman and Waltch to form AEW Capital Management L.P. where Mr. O'Conner is currently Co-Chairman. Mr. O'Connor is a graduate of Holy Cross College and earned his Masters of Business Administration Degree at Harvard Business School. He has lectured extensively and is affiliated with numerous real estate professional organizations and community affairs. At the present time, Mr. O'Connor is either a Director or Trustee of the following entities: The Urban Land Institute, Copley Properties, Inc., The New England Aquarium, Harvard Management Company., Children's Hospital and the MIT Center for Real Estate Development.

                         Directors Continuing in Office

                                                                                         Director          Term
   Name                         Age         Present Position With The Company             Since           Expires
   ----                         ---         ---------------------------------             -----           -------
   Stephen O. Evans             51              Chairman of the Board and                  1994            1998
                                                 Chief Executive Officer

   F. Keith Withycombe          52                       Director                          1994            1999

   Joseph F. Azrack             49                       Director                          1994            1998

   G. Peter Bidstrup            66                       Director                          1994            1999

   John O. Theobald II          52                       Director                          1994            1998

Stephen O. Evans has served as the Chairman of the Board and Chief Executive Officer of the Company since its formation. Mr. Evans founded the predecessor of the Company in 1977 and served as Chairman of the Board and Chief Executive Officer. From 1973 to 1977, Mr. Evans was Investment Vice President of W.R. Schulz & Associates, at that time Arizona's largest apartment development company. He earned his Bachelor of Science in Business Administration and Masters of Business Administration degrees from Arizona State University. He also served as an officer in the United States Air Force for four years. Mr. Evans affiliations include National Multi-

Housing Council; National Association of Real Estate Investment Trusts (NAREIT); Lambda Alpha, a National Land Economic Fraternity; and Urban Land Institute.

F. Keith Withycombe has served as a director of the Company since its formation and served as the President and Chief Operating Officer of the Company since its formation until January 21, 1997. Prior to that time, Mr. Withycombe served as the President of Evans Withycombe, Inc. From 1973 to 1981, Mr. Withycombe was Vice President and a Managing Partner for W.R. Schulz & Associates where he was responsible for the development and management of a large number of apartment projects, in addition to corporate responsibilities. Mr. Withycombe is a Certified Property Manager. He is a graduate of the United States Air Force Academy with an Engineering Sciences degree, and earned a Master of Industrial Engineering degree from Arizona State University. He also served as an officer in the United States Air Force for six years.

Joseph F. Azrack became a director of the Company concurrently with the closing of the Company's Initial Public Offering in August 1994. Mr. Azrack is President and Chief Executive Officer of AEW Capital Management, L.P., a Boston based real estate investment advisory firm. Mr. Azrack has over 23 years experience in the real estate investment industry. He is past Chairman of the Pension Real Estate Association. Mr. Azrack is also a Trustee of the Urban Land Institute, Past Chairman of the ULI's Task Force on Real Estate Capital Markets and is a member of the National Realty Committee. He is also a member of the Board of Directors of La Quinta Inns, and a member of the Taubman Realty Group, L.P. partnership committee. Mr. Azrack is also a past adjunct professor of Real Estate Finance at Columbia University's Graduate School of Business Administration. He is a graduate of Villanova University (B.S.) and Columbia University (M.B.A.).

Peter Bidstrup became a director of the Company concurrently with the closing of the Company's Initial Public Offering in August 1994. Mr. Bidstrup formed Doubletree, Inc. in 1969 and was Chairman and Chief Executive Officer of the company and its successor, Met Hotels, Inc. until 1991. Mr. Bidstrup is now a principal officer and director of Bid-Group, Inc., CDT Investments, Inc. and GA Investments, Inc. Manager, COPA Capital, L.L.C. Mr. Bidstrup also is the founder of Homeward Bound, a non-profit housing organization. His memberships include Association for Corporate Growth; Dean's Council of 100, ASU College of Business; Entrepreneurial Fellow, University of Arizona; Lambda International; the Board of Directors of the World President's Organization; the Board of Directors of the Arizona Community Foundation. Mr. Bidstrup holds a Bachelor of Science Degree from the United States Military Academy and a Master of Business Administration Degree from the Harvard Graduate School of Business Administration.

John O. Theobald II became a director of the Company concurrently with the closing of the Company's Initial Public Offering in August 1994. Since 1988, Mr. Theobald has served as Senior Vice President and General Counsel for The Pointe Group, Ltd., a privately owned real estate company operating in Arizona and Southern California with activities including residential, office, industrial, land development and resort development and management. From 1973 to 1988, Mr. Theobald was a partner in the law firm of McLoone, Theobald & Galbut, specializing in real estate and corporate law. His memberships includes the Boards of Directors of St. Luke's Charitable Health Trust, Herrington Arthritis Research Center; and The Arizona Historical Foundation. Mr. Theobald holds an AB Degree from Princeton University and a law degree from the University of Arizona.

On two occasions (April 1992 and October 1992) when unable to reach a negotiated settlement with its secured lenders, two partnerships in which Mr. Evans and/or Mr. Withycombe had an interest elected to file a petition for relief under Chapter 11 of the United States Bankruptcy Code. In both cases, the partnerships were single-purpose entities, each owning one apartment project. In one case, the partnership was a general partnership in which a corporation wholly owned by Mr. Evans had a 16.7% non-controlling interest. In the other case, the partnership was a limited partnership whose corporate general partner was wholly owned by secured creditors being paid off in accordance with the applicable settlement agreement and the bankruptcy petition being voluntarily dismissed by the parties.

Director Designation Agreement. The Company has entered into a Director Designation Agreement with each of AEW Partners, L.P. ("AEW"), CIIF Associates II Limited Partnership, a Delaware limited partnership ("Copley"), Mr. Evans and Mr. Withycombe. Pursuant to the terms of such agreement, (a) AEW has the right to designate for nomination one director for a period of five years following the Company's
Initial Public Offering, so long as it continues to hold at least a 7.5% interest in the Company (giving effect to the exchange of all Units (as defined below under "Security Ownership of Certain Beneficial Owners and Management")) for shares of Common Stock and (b) Mr. Evans and Mr. Withycombe shall each have the right to designate themselves to serve as directors of the Company so long as each of them continues to hold a 7.5% interest in the Company (giving effect to the exchange of all Units for shares of Common Stock) or they jointly hold a 12.5% interest in the Company (giving effect to the exchange of all Units for shares of Common Stock) and each of them continues to serve as an executive officer of the Company. Pursuant to the Director Designation Agreement, each of the AEW, Copley, Mr. Evans and Mr. Withycombe have agreed to vote their Common Shares for the persons nominated for director under the Director Designation Agreement; Mr. Azrack is AEW's initial designee to the Board of Directors and Mr. O'Connor is Copley's initial designee to the Board of Directors.


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The Company was organized as a Maryland corporation in May 1994 and commenced operations in connection with the consummation of its Initial Public Offering on August 17, 1994. Prior to the its Initial Public Offering, the Company did not pay any compensation to its executive officers. The following table sets forth information concerning the compensation awarded to, earned by or paid during the last three fiscal years to the Company's Chief Executive Officer and to each of the four most highly compensated executive officers of the Company whose cash compensation exceeded $100,000 for the fiscal year ended December 31, 1996 (the "Named Executive Officers").

                           Summary Compensation Table

                                                                                            Long Term
                                                                                 ----------------------------
                                                    Annual Compensation                Compensation Awards
                                           ------------------------------------  ----------------------------
                                                                                  Restricted     Securities
                                                                  Other Annual      Stock       Underlying         All Other
                                   Year    Salary (2)    Bonus    Compensation    Awards (3)    Options/SARs      Compensation
Name and Principal Position         (1)         $          $           $               $              #              (4) $
---------------------------        -----   ----------    -----    -------------  ------------   -------------    --------------

Stephen O. Evans.................   1996   $204,000     $     --  $ 14,400        $     --    $ 45,000           $  2,918
   Chairman of the Board and
   Chief Executive Officer          1995    204,000           --        --              --          --              2,079

                                    1994     71,538       37,500        --              --      150,000             3,179

F. Keith Withycombe (5)..........   1996    199,313           --    12,000              --       45,000             2,871
   President and Chief Operating
   Officer
                                    1995    204,000           --        --              --          --              1,853

                                    1994     45,000       37,500        --              --      150,000             2,738

Richard G. Berry (5).............   1996    181,188           --    12,000          40,006       54,000             1,812
   Executive Vice President
                                    1995    165,000           --        --              --           --             2,310

                                    1994     53,654       28,125        --              --       65,000             2,767

G. Edward O'Clair................   1996    104,500           --     6,000              --       22,500             2,610
   Senior Vice President--
   Construction                     1995     99,493           --        --         423,240           --             1,014

                                    1994     34,219        4,875        --              --       35,000             1,913

Paul R. Fannin...................   1996    116,000       15,000     3,000              --       30,000             1,784
   Senior Vice President--Chief
   Financial Officer, Treasurer     1995    103,600           --     3,058         193,160           --             1,857
   and Secretary
                                    1994     32,192        3,750     1,071             --        35,000               322

-----------------
(1) The Company was formed in May 1994 and therefore no information is available with respect to years prior to 1994.
(2) On an annualized basis in 1994, the salaries for the Named Executive Officers would be: $200,000 for each of Messrs. Evans and Withycombe, $150,000 for Mr. Berry, $95,667 for Mr. O'Clair, and $90,000 for Mr. Fannin.
(3) An aggregate of 82,802 shares of "restricted stock" were issued to certain officers of the Company in August 1995 in connection with the continuation of an executive incentive deferred compensation plan of a predecessor to the Company, including 21,162 shares to Mr. O'Clair and 9,658 shares to Mr. Fannin. Such shares vest over a three-year period after issuance and upon issuance such shares had voting and dividend rights with one-third of the shares vesting in August 1996. The value of the restricted stock at the end of the last fiscal year was $454,983 for Mr. O'Clair, and $193,160 for Mr. Fannin.
(4) Amounts shown in this column represent Company contributions to the Company's 401(k) Plan.

(5) Mr. Withycombe resigned as President and Chief Operating Officer of the Company effective January 21, 1997. Mr. Withycombe remains a director of the Company. On January 21, 1997, Richard G. Berry was appointed President and Chief Operating Officer of the Company.

                        Option Grants in Fiscal Year 1996
                                Individual Grants

The following table contains information concerning the grant of stock options under the Company's Plan for the 1996 fiscal year to the Named Executive Officers. The table also lists potential realizable values of such options on the basis of assumed annual compounded stock appreciation rates of 5% and 10% over the life of the options which are set at a maximum of ten years.

                                                                                           Potential Realizable Value at
                              Number of       Percent of Total                                     Assumed Annual
                              Securities          Options       Exercise                         Rates of Share
                              Underlying          Granted        Or Base                       Price Appreciation
                           Options Granted    to Employees in     Price      Expiration        For Option Term (4)
     Name                      (#)(1)          Fiscal Year      ($/Sh)(2)      Date(3)       5%($)(2)     10%($)(2)
-----------------------    ---------------   ------------------ ---------- --------------  ----------------------------
Stephen O. Evans                 45,000            13.0%         $22.25    February 2006     $566,000    $1,434,000
F. Keith Withycombe              45,000            13.0%         $22.25    February 2006      566,000     1,434,000
Richard G. Berry                 54,000            15.6%         $22.25    February 2006      705,000     1,785,000
G. Edward O'Clair                22,500             6.3%         $22.25    February 2006      283,000       717,000
Paul R. Fannin                   35,000             8.7%         $22.25    February 2006      377,000       957,000

(1) These options generally will vest in three equal installments on the first, second and third anniversaries of the date of grant in the case of Messrs. Evans and Withycombe and in four equal installments for the other officers.
(2)  Based on the price per Common Share at the award date.
(3)  The expiration date of the options is ten years from the date of the award.
(4) The potential realizable value is reported net of the option price, but before income taxes associated with exercise. These amounts represent assumed annual compounded rates of appreciation at 5% and 10% only from the date of grant to the expiration date of the option.


           Aggregated Option/SAR Exercises Awarded In Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values

The following table provides information related to the exercise of stock options during the year ended December 31, 1996 by each of the Named Executive Officers and the 1996 fiscal year-end value of unexercised options. There were no stock options exercised in 1996.

                                                                                 Number of
                                                                                Securities
                                                                                Underlying               Value of
                                                                                Unexercised            Unexercised
                                                                                  Options              In-the-Money
                                                                               at FY-End (#)        Options at FY-End
                                     Shares Acquired     Value Realized        Exercisable/            Exercisable/
     Name                            on Exercise (#)           ($)             Unexercisable       Unexercisable ($)(1)
-----------------------              ---------------     --------------        -------------       --------------------
Stephen O. Evans                              -                $-             111,250/83,750         $100,000/$50,000
F. Keith Withycombe (2)                       -                 -             111,250/83,750           100,000/50,000
Richard G. Berry                              -                 -              46,000/73,000            32,500/32,500
G. Edward O'Clair                             -                 -              23,125/34,375            17,500/17,500
Paul R. Fannin                                -                 -              25,000/35,000            17,500/17,500

(1) Market value of underlying Common Stock on date of fiscal year-end minus the exercise price. The closing price on December 31, 1996 was $21.00.

(2) F. Keith Withycombe resigned as President and Chief Operating Officer effective January 21, 1997 and remains a director of the Company. Richard
     G. Berry was appointed President and Chief Operating Officer on such date.

The Company does not have any stock appreciation rights

Employment Agreements

On August 17, 1994, each of Stephen O. Evans and Richard G. Berry entered into employment agreements with the Company for a term of three years. The agreements provide for annual compensation in the amounts set forth in the "Summary Compensation Table" above and incentive compensation on the terms set forth in "Incentive Compensation Plan" below. Each of the employment agreements provides for certain severance payments equal to base compensation for the longer of the balance of the employment term or 18 months in the event of disability or termination by the Company without cause or by the employee with "good reason."

The Company generally will have "cause" to terminate Messrs. Evans or Berry if such person (i) engages in acts or omissions with respect to the Company which constitute intentional misconduct or a knowing violation of law, (ii) personally receives a benefit of money, property or services from the Company or from another person dealing with the Company in violation of law, (iii) breaches his non-competition agreement with the Company, (iv) breaches his duty of loyalty to the Company, (v) engages in gross negligence in the performance of his duties or
(vi) fails to perform services that have been reasonably requested of him by the Board of Directors following applicable notice and cure periods and which are consistent with the terms of his employment agreement. Messrs. Evans or Berry will each have "good reason" to terminate his employment with the Company in the event of any reduction in his compensation without his consent, any material breach or default by the Company under his employment agreement or any substantial diminution in his duties.

As part of their employment agreements, each of Messrs. Evans and Berry agreed to a noncompetition covenant with the Company which generally prohibits them (with certain specified exceptions) from engaging in or carrying on, directly or indirectly, whether as an advisor, principal, agent, partner, officer, director, employee, shareholder, associate or consultant to any person, partnership, corporation or any other business entity which is engaged in the development, construction, acquisition or management of multifamily apartment properties in the North America except by or through the Company for the longer of (a) 12 months following the termination of employment with the Company or (b) three years after the closing of the Company's Initial Public Offering, without the prior written consent of the Board of Directors; provided, however, if such person's employment is terminated by the Company without "cause" or by the employee for "good reason," the agreement not to compete will terminate upon the termination of employment.

On January 21, 1997, Mr. Withycombe resigned as an officer of the Company and his duties were assumed by Mr. Berry. Mr. Withycombe will continue to serve in his capacity as a Director of the Company. Pursuant to an employment agreement between the Company and Mr. Withycombe, Mr. Withycombe is prohibited (with certain specified exceptions) from engaging in or carrying on, directly or indirectly, whether as an advisor, principal, agent, partner, officer, director, employee, shareholder, associate or consultant to any person, partnership, corporation or any other business entity which is engaged in the development, construction, acquisition or management of multifamily apartment properties in North America except by or through the Company for one year following the termination of his employment with the Company.

1994 Stock Incentive Plan

General. In August 1994 the Company's Board of Directors adopted, and the stockholders of the Company approved, the 1994 Stock Incentive Plan (sometimes referred to herein as the "1994 Plan"). The maximum number of shares of Common Stock that may be issued pursuant to Awards (as defined below) under the 1994 Plan is 1,830,000, subject to adjustment as set forth in the 1994 Plan. No person shall be eligible to be granted options and other Awards with respect to an excess of 250,000 shares of Common Stock during any one calendar year. The purpose of the 1994 Plan is to enable the Company, the Operating Partnership, the Management Company (as defined below) and their subsidiaries to attract, retain and motivate their employees and consultants by providing for or increasing the proprietary interests of such employees and consultants in the Company and to enable the Company to attract, retain and motivate its nonemployee directors and further align their interests with those of the Company's stockholders by providing for or increasing the proprietary interest of such directors in the Company. Any person, including any director of the Company, who is an employee of or consultant to the Company, the Operating Partnership, the Management Company or any of their subsidiaries (an "Employee"), is eligible to be considered for the grant of Awards under the 1994 Plan. The 1994 Plan also provides for the automatic grant of options to directors of the Company who are not employees ("Nonemployee Directors").

The 1994 Plan is required to be administered by a committee of the Board of Directors consisting of two or more directors, each of whom is a "Disinterested Person," as such term is defined in Rule 16b-3, as amended from time to time, promulgated under the Securities Exchange Act of 1934. Subject to the provisions of the 1994 Plan, the committee is authorized and empowered to administer the 1994 Plan, including, without limitation, adopting, amending and rescinding rules and regulations relating to the 1994 Plan; determining which persons are Employees under the 1994 Plan and to which of such Employees, if any, Awards shall be granted under the 1994 Plan; granting Awards to Employees and determining the terms and conditions of Awards granted under the 1994 Plan, and the agreements relating to such Awards; and construing the 1994 Plan and the terms, conditions and restrictions of any Awards and Nonemployee Director Options granted under the 1994 Plan.

Awards to Employees. The committee is authorized under the 1994 Plan to enter into any type of arrangement with an Employee, consistent with the provisions of the 1994 Plan, that involves or might involve the issuance of (a) Common Stock,
(b) an option, warrant, convertible security, stock appreciation right or similar right, with an exercise or conversion privilege at a price related to the Common Stock, or (c) any other security or benefit with a value derived from the value of the Common Stock (any such arrangement is defined herein as the "grant" of an "Award").

Awards are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, limited stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares. An Award may consist of any one of such security or benefit, or of two or more of them in tandem or in the alternative. A stock option granted to an employee of the Company may be an Incentive Option or a Nonqualified Option (as defined below), while a stock option granted to any other Employee will be a Nonqualified Option. The maximum number of Common Stock that may be issued pursuant to Incentive Options granted under the 1994 Plan is 1,000,000. Common Stock may be issued pursuant to an Award for any lawful consideration as determined by the committee, including, without limitation, services rendered by the recipient of such Award.

Nonemployee Director Options. The 1994 Plan provides that each Nonemployee Director will, on the day of the annual meeting of stockholders of the Company, or any adjournment thereof, at which directors of the Company are elected, automatically be granted a Nonemployee Director Option to purchase 2,500 shares of Common Stock. In addition, each Nonemployee Director shall automatically be granted a Nonemployee Director Option to purchase 2,500 shares of Common Stock upon appointment to the Board of Directors. Each Nonemployee Director Option will have an exercise price equal to the greater of: (i) the fair market value of the underlying shares subject to such option on the date of its grant or (ii) the aggregate par value of such Common Stock on such date. Each

Nonemployee Director Option granted pursuant to the 1994 Plan shall become exercisable for the first time to purchase 100% of the Common Stock subject thereto one year after the date of grant of such Nonemployee Director Option.

Amendment and Termination of 1994 Plan. The 1994 Plan may be amended or terminated by the Board of Directors at any time, except that the provisions relating to Nonemployee Director Options may not be amended more than once every six months, other than to comport with changes in the Internal Revenue Code (the "Code"), ERISA, or the rules thereunder. Additionally, no amendment or termination of the 1994 Plan shall deprive the recipient of any Award or Nonemployee Director Option that was previously granted to the recipient under the 1994 Plan of his or her rights thereto without the recipient's consent.

Unless sooner terminated by the Board of Directors, the 1994 Plan will terminate on August 4, 2004. After termination of the 1994 Plan, no additional Awards or Nonemployee Director Options may be granted thereunder. Although Common Stock may be issued after August 4, 2004 pursuant to the exercise of Awards and Nonemployee Director Options granted prior to such date, no Common Stock shall be issued under the 1994 Plan after August 4, 2014.

Incentive Compensation Plan

The Company has established an incentive compensation plan for officers and key employees of the Company. This plan provides for payment of a cash bonus to participating officers and key employees if certain performance objectives established for each individual are achieved. Pursuant to such plan, each of Messrs. Evans and Berry shall be entitled to receive a cash bonus of up to 100% of their respective base compensation, respectively, upon the achievement by the Company of specified targets of growth in funds available for distribution per share as determined by the Compensation Committee. The amount of the bonus to other participating officers and key employees is based on a formula determined for each employee by the Compensation Committee or the Chief Executive Officer and President of the Company, which is based on growth in funds available for distribution and other factors.

401(k) Plan

The Company maintains through Evans Withycombe Management, Inc. (the "Management Company"), a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan permits employees of the Management Company to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the Code. The 401(k) Plan currently allows participants to defer up to 20% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Matching contributions may be made in amounts and at times determined by the Company. Amounts contributed by the Company for a participant will vest over five years and will be held in trust until distributed pursuant to the terms of the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan if they meet certain requirements concerning minimum age and period of credited service. Distributions from participant accounts will not be permitted before age 59 1/2, except in the event of death, disability, certain financial hardships or termination of employment.

For the fiscal year ended December 31, 1996, the Company contributed an aggregate of approximately $13,000 pursuant to the 401(k) Plan on behalf of the Named Executive Officers and $113,000 on behalf of all employees as a group. At December 31, 1996, a total of 272 of the Company's employees were participants in the 401(k) Plan.

Executive Incentive Deferred Compensation Plan

In 1996 the Company's Initial Public Offering, Evans Withycombe, Inc. had in place an Executive Incentive Deferred Compensation Plan (the "Executive Plan"). Pursuant to the Executive Plan, certain executives of Evans Withycombe, Inc. (the "Participants") were granted unfunded, unsecured rights to receive cash payments based on the distributions from certain partnerships in which Evans Withycombe, Inc. owned an interest. The awards would have vested over a six-year period from the date of grant. In connection with the consummation of the Company's Initial Public Offering, all rights of Participants under the Executive Plan were canceled, and the Participants received (a) an aggregate of approximately $2.6 million in cash funded by the Management Company prior to the offering and (b) the right to receive an aggregate of 98,500 shares of restricted stock from the Company one year following the offering if they remained as employees of the Company during such period, of which 82,802 shares were issued on or about August 17, 1995. One third of the shares will vest on each of the second, third and fourth anniversaries of the offering based upon the continued employment by the Company of the Participants.

Director Compensation

The Company currently pays each non-employee director a fee of $12,000 per year for services as a director plus $500 for attendance in person at each meeting of the Board of Directors (including telephonic board meetings), but not for committee meetings. The Company also reimburses the directors for travel expenses incurred in connection with their duties as directors of the Company. The Board of Directors has approved a plan to allow the non-employee directors to elect to receive payment of their retainer fees in the form of Common Stock or options to purchase Common Stock rather than in cash. See "Non-Employee Directors Stock Plan" below. In addition, pursuant to the terms of the Company's 1994 Stock Incentive Plan, each non-employee director will automatically receive on the date of each annual meeting an option to purchase 2,500 shares of Common Stock, at an exercise price equal to the fair market value of such shares on the date of grant. See "Item 11. Executive Compensation--1994 Stock Incentive Plan." The Company has been advised that any compensation received by Mr. O'Connor is as a nominee for CIIF Associates II Limited Partnership, a Delaware limited partnership.


                        Non-Employee Directors Stock Plan

The Board of Directors adopted and the Company's stockholders approved the Evans Withycombe Residential, Inc. Non-Employee Directors Stock Plan (the "Directors Plan"). As discussed above, non-employee directors of the Company currently receive cash compensation as an annual retainer and for meeting fees. The Directors Plan is intended to more closely align the directors' compensation to the Company's stock price, to further the perspective of directors as stockholders, and to promote the long-term growth and financial success of the Company by enabling the Company to attract, retain and motivate such persons by providing for or increasing their proprietary interest in the Company. Under the Directors Plan, non-employee directors will have the ability to elect to receive their quarterly directors' retainer (including meeting fees) in the form of Common Stock or options to purchase Common Stock in lieu of the cash they would otherwise be entitled to receive.

Eligibility. Each director on the Board of Directors who on any date when the Company pays directors' retainer fees (each, a "Payment Date") is not an employee of the Company or a subsidiary of the Company is automatically a participant in the Directors Plan.

Administration. The timing, amount and persons eligible to receive stock or options under the Directors Plan are prescribed by the terms of the Directors Plan and requires no discretionary action by any administrative body. Each director may elect, six months before a Payment Date, to receive retainer fees payable on such date in the form of stock or options. Subject to the foregoing, the Directors Plan is administered by the Compensation Committee of the Board of Directors and by such persons to whom it may delegate any ministerial duties. The Directors Plan is intended to operate in a manner that exempts grants of stock and options under the Directors Plan from Section 16(b) of the Exchange Act and that does not affect the status of participants in the Directors Plan as "disinterested administrators" under Exchange Act Rule 16b-3, for purposes of their administering other stock-based plans of the Company.

Stock  Subject to the  Directors  Plan.  The  aggregate  number of shares of the
Company's Common Stock that can be issued under the Directors Plan may not exceed 100,000. Such number of shares shall be appropriately adjusted by the Compensation Committee if the Company's Common Stock is affected through a reorganization, merger, consolidation, recapitalization, restructuring, reclassification, dividend (other than quarterly cash dividends) or other distribution, stock split, spin-off or sale of substantially all of the Company's assets. Stock may not be issued under the Directors Plan more than ten years after the date of stockholder approval of the Directors Plan, except that Common Stock may be issued pursuant to the exercise of options granted prior to such date for a period of five years following such date.

Stock and Options Awards. Each participant in the Directors Plan may choose, through delivery of an irrevocable election six months in advance to the Company, to receive his or her directors retainer payment in the form of shares (a "Stock Election") or as options to purchase shares (an "Option Election"). If a participant makes a Stock Election with respect to the retainer fee payable on a quarterly Payment Date, then on such Payment Date, such participant in the Directors Plan will receive of his or her retainer in the form of shares of Common Stock. The number of shares to be received by a participant is equal to the retainer fee amount which the director is entitled to receive divided by the average closing price per share of the Common Stock reported for each of the five business days preceding the Payment Date (the "Market Price").

If a participant makes an Option Election with respect to a Payment Date, then on such Payment Date such participant shall be granted a nonqualified option to purchase shares of Common Stock with the following terms: (i) the option shall be immediately exerciseable, (ii) the option shall have a term of ten years, and
(iii) the exercise price of the shares subject to such option shall equal to 75% of the Market Price. The number of shares of Common Stock to be subject to such option is equal to the retainer fee amount which the director is entitled to receive divided by a number equal to 25% of the Market Price. That is, each such option will be granted with an exercise price that is 25% below the Market Price such that the spread between the exercise price and the Market Price multiplied by the number of shares subject to the option are, on the date of grant, equal to the amount of cash otherwise payable to, but forgone by such participant.

The number of shares to be received by any one director is not determinable in advance because such number is dependent both on the amount of directors' fees payable to such director and the trading price of the Company's Common Stock. Participants shall have full beneficial ownership of shares awarded under the Directors Plan, and shares received pursuant to exercise of options granted under the Directors Plan, including the right to vote and to receive any dividends payable with respect to such shares, subject to any restrictions on transferability required under Exchange Act Rule 16b-3.

Amendments and Termination. The Compensation Committee may alter, amend, suspend or terminate the Directors Plan, with or without stockholder approval, except that if required under Exchange Act Rule 16b-3 the provisions of the Directors Plan designating persons eligible to participate in the Directors Plan and specifying the amount of directors fees and the amount and timing of grants under the Directors Plan may not be amended more than once every six months other than to comport with changes in the Internal Revenue Code, the Employees Retirement Income Security Act, or the rules thereunder. The Directors Plan also provides that, to the extent any amendment is required by Exchange Act Rule 16b-3 to be approved by stockholders in order for the Directors Plan to continue to satisfy Rule 16b-3, such amendment to the Directors Plan shall not be made without approval of stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of January 15, 1997 regarding beneficial ownership of the Common Stock and Units of the Company by (i) each person known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer and each of the four highly compensated executive officers of the Company whose cash compensation exceeded $100,000 for the fiscal year ended December 31, 1996 and (iv) the Company's executive officers and directors as a group. "Units" are partnership interests in the Operating Partnership. Units are exchangeable by the holder for cash or, at the Company's option, shares of Common Stock on a one-for-one basis (subject to adjustments) commencing in August 1995. For purposes of this Annual Report on Form 10-K, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and generally means the power to vote or exercise investment discretion with respect to securities, regardless of economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                      Number of
                                    Common Shares       Percent of All                       Percent of
      Name and Address of            Beneficially       Common Shares        Number of        All Units         Percent of
      Beneficial Owner(1)               Owned            Outstanding           Units         Outstanding     Equity Interest
------------------------------  ---------------------- ------------------  --------------- ---------------- -------------------
Stephen O. Evans(2).........           248,252               1.3%           1,808,136           38.7%              8.9%
F. Keith Withycombe(3)......           215,402               1.2%           1,674,886           35.8%              8.2%
Richard G. Berry(4).........            48,120                *               110,000           2.3%                *
G. Edward O'Clair(5)........            49,828                *                 4,724             *                 *
Paul R. Fannin (6)                      41,334                *                  -                -                 *
Joseph F. Azrack(7).........         2,452,900              13.4%               __               __               10.6%
Joseph W. O'Connor(8).......           979,297               5.3%               __               __                4.2%
G. Peter Bidstrup(10).......            25,000                *                 __               __                 *
John O. Theobald II(10).....             6,000                *                 __               __                 *
AEW Partners, L.P...........         2,447,900              13.3%               __               __               10.6%
CIIF Associates II Limited
 Partnership, a Delaware
 limited partnership........           974,297               5.3%               __               __                4.2%
ABKB/LaSalle Group(11)......         1,906,750              10.4%               __               __                8.3%

All Executive Officers and
 Directors as a Group (12
 persons)((7)(8)(9)........          4,112,522              22.0%            3,600,331          77.0%             33.0%

*        Less than 1%.

(1) Unless otherwise noted, the address for each of the persons or entities listed above is 6991 East Camelback Road, Suite A-200, Scottsdale, Arizona, 85251. The address for AEW and Mr. Azrack is 225 Franklin Street, Boston, Massachusetts 02110; the address for CIIF Associates II Limited Partnership and Mr. O'Connor is 399 Boylston Street, Boston, Massachusetts 02116; and the address for ABKB/LaSalle Securities Limited Partnership is 11 South LaSalle Street, Chicago, Illinois 60603.
(2) Includes 111,250 Common Shares subject to options that are exercisable within 60 days. Does not include 83,750 Common Shares subject to options that are not exercisable within 60 days. Does not include shares of Common Stock issuable upon exchange of 1,808,136 Units. All exchanges of Units for shares of Common Stock and exercise of stock options are subject to the Ownership Limit (as defined in the Company's Charter). Without regard to the Ownership Limit, 1,808,136 Units owned by Mr. Evans would be presently exchangeable into a like number of shares of Common Stock and the amount and percentage of shares in the table above for Mr. Evans would be 2,056,388 and 8.9%, respectively.
(3) Includes 111,250 Common Shares subject to options that are exercisable within 60 days. Does not include 83,750 Common Shares subject to options that are not exercisable within 60 days. Does not include shares of Common Stock issuable upon exchange of 1,674,886 Units. All exchanges of Units for shares of Common Stock and exercise of stock options are subject to the Ownership Limit (as defined in the Company's Charter). Without regard to the Ownership Limit, 1,674,886 Units owned by Mr. Withycombe would be presently exchangeable into a like number of shares of Common Stock and the amount and percentage of shares in the table above for Mr. Withycombe would be 1,890,288 and 8.2%, respectively.
(4) Includes 46,000 Common Shares subject to options that are exercisable within 60 days. Does not include 73,000 Common Shares subject to options that are not exercisable within 60 days. Does not include shares of Common Stock issuable upon exchange of 110,000 Units. The 110,000 Units owned by Mr. Berry are presently exchangeable into a like number of shares of Common Stock and, giving effect to such exchange, the amount and percentage of shares in the table above for Mr. Berry would be 158,120 and .7%, respectively.

(5) Includes 23,125 Common Shares subject to options that are exercisable within 60 days. Does not include 34,375 Common Shares subject to options that are not exercisable within 60 days. Does not include shares of Common Stock issuable upon exchange of 4,724 Units. The 4,724 Units owned by Mr. O'Clair are presently exchangeable into a like number of shares of Common Stock and, giving effect to such change, the amount and percentage of shares in the table above for Mr. O'Clair would be 49,828 and .2%, respectively.
(6) Includes 25,000 Common Shares subject to options that are exercisable within 60 days. Does not include 35,000 Common Shares subject to options that are not exercisable within 60 days. The percentage of shares in the table above for Mr. Fannin is 41,344 and .2%.
(7) Includes 2,447,900 Common Shares held by AEW Partners, L.P. Mr. Azrack disclaims beneficial ownership of all of such Common Shares except 3,309 Common Shares relating to his proportionate interest in AEW Partners, L.P. Mr. Azrack is the President and Co-Chairman of AEW Capital Markets, L.P.., the sole general partner of the sole general partner of AEW Partners, L.P and 2,500 common shares subject to options that are exerciseable within 60 days. Does not include 2,500 Common Shares subject to options that are not exercisable within 60 days.
(8) Includes 974,297 Common Shares held by CIIF Associates II Limited Partnership, a Delaware limited partnership, as to which Mr. O'Connor disclaims beneficial ownership. Mr. O'Connor is Co-Chairman of AEW capital Management, L.P. formerly Copley Advisors, Inc.., the managing general partner of CIIF Associates II Limited Partnership and 2,500 common shares subject to options that are exerciseable within 60 days. Does not include 2,500 Common Shares subject to options that are not exercisable within 60 days, which Mr. O'Connor holds as nominee of CIIF Associates II Limited Partnership.
(9) Does not include 482,250 Common Shares subject to options that are not exercisable within 60 days. Does not include shares of Common Stock issuable upon exchange of 3,600,331 Units held by Executive Officers and directors as a group. All exchanges of Units for shares of Common Stock and exercise of stock options are subject to the Ownership Limit (as defined in the Company's Charter). Without regard for the Ownership Limit, 3,600,331 Units owned by such persons would be presently exchangeable into a like number of shares of Common Stock, and the amount and percentage of shares in the table above for such persons would be 7,712,853 and 33.0%, respectively.
(10) Does not include 2,500 Common Shares subject to options that are not exercisable within 60 days.
(11) The information set forth is based on a Schedule 13G filed by LaSalle Advisors Limited Partnership ("LaSalle Advisors") and ABKB/LaSalle Securities Limited Partnership ("ABKB/LaSalle") with the SEC on October 10, 1996 that identifies such entities as a "group" as defined in Section 13(d)(3) of the Exchange Act. Such Schedule 13G indicates that LaSalle Advisors Limited Partnership beneficially owns an aggregate of 1,006,900 shares of Common Stock, of which it has sole and dispositive power over 502,300 shares, shared voting power over 185,700 shares and shared dispositive power over 504,600 shares. The
         Schedule 13G further indicates that ABKB/LaSalle beneficially owns 899,850 shares of Common Stock, of which it has sole voting and dispositive power over 201,600 shares, shared voting power over 566,450 shares and shared dispositive power over 698,250 shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain entities affiliated with Messrs. Evans and Withycombe (the "Evans Withycombe Entities") own a minority interest in joint ventures that own nine multi-family apartment communities (the "Berry and Boyle Communities"), which were not transferred to the Company in connection with the Formation Transactions. The Evans Withycombe Entities had a right of first refusal to acquire the Berry and Boyle Communities upon a sale by a venture. The Evans Withycombe Entities had agreed to transfer any Berry Boyle Community subject to the right of first refusal to the Company, if the Company so elects, at the right of first refusal price In the second quarter of 1996, the Company elected not to acquire the Berry & Boyle communities and terminated its management contracts on the nine multi-family apartment communities in exchange for receiving a termination fee of $500,000. In addition, five multifamily apartment communities in which Evans Withycombe owns an interest were not transferred to the Company. The Management Company continues to manage these five multi-family apartment communities for a fee pursuant to existing management agreements.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

(a)  The following documents are filed as part of this Report:

           1.     Report of Independent Auditors                                                 F-1

                  Consolidated Balance Sheets as of December 31, 1996 and 1995.                  F-2

                  Consolidated Statements of Income for the years ended
                  December 31, 1996,1995 and 1994.                                               F-3

                  Consolidated Statements of Stockholders' Equity for the years ended
                  December 31, 1996,1995 and 1994.                                               F-4

                  Consolidated Statements of Cash Flows for the years ended
                  December 31, 1996,1995 and 1994                                                F-5

                  Notes to Consolidated Financial Statements                                     F-6

           2.     Financial Statement Schedule required to be filed by ITEM 8 and Paragraph (d) of this ITEM 14.

                  Schedule III - Real Estate Investments and Accumulated Depreciation as of
                  December 31, 1996.                                                             F-17

                  All  other  schedules  for  which  provision  is  made  in the
                  applicable   accounting   regulation  of  the  Securities  and
                  Exchange   Commission  are  not  required  under  the  related
                  instructions  or are  inapplicable  and  therefore  have  been omitted.

           3.     The  Exhibits are listed in the index of  Exhibits required by
                  Item 601 of Regulation S-K at Item (c) below and are herein incorporated by reference.

(b) A Current Report on Form 8-K was filed on December 26, 1996.

  Exhibit
  Number                       Description of Document

    ** 3.1      Articles of Amendment and Restatement of the Company.

    ** 3.2      Amended and Restated Bylaws of the Company.

   ** 10.1 Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 17, 1994.

   *10.2.1      Articles of Incorporation of Evans Withycombe Management, Inc.

 ** 10.2.2      First Amendment to Articles of Incorporation of Evans Withycombe
                Management, Inc.

   ** 10.3      Amended and Restated Bylaws of Evans Withycombe Management Inc.

   ** 10.4      Certificate of Incorporation of Evans Withycombe Finance, Inc.

   ** 10.5      Bylaws of Evans Withycombe Finance, Inc.

   ** 10.6 Agreement of Limited Partnership for Evans Withycombe Finance Partnership, L.P.

   ** 10.7      Director Designation Agreement dated as of August 17, 1994.

   ** 10.8 Registration Rights Agreement among the Company and the persons named therein, dated as of August 17, 1994.

  ** #10.9      1994 Stock Incentive Plan.

    *10.10 Form of Indemnity Agreement between the Registrant and its directors and officers.

 ** #10.11      Employment Agreement among the Company, Evans Withycombe
                Management, Inc. and Stephen O. Evans.

** #10.12       Employment Agreement among the Company, Evans Withycombe
                Management, Inc. and F. Keith Withycombe.

** #10.13       Employment Agreement among the Company, Evans Withycombe
                Management, Inc. and Richard G. Berry.

    *10.14      Lease   between   the  Company   and  6991   Camelback   Limited
                Partnership, dated October 5, 1993.

    *10.15 Asset Contribution Agreement by and among the Company and Evans Withycombe Residential, L.P., as purchasers, and the Sellers listed therein, dated as of June 9, 1994.

    *10.16 Property Contribution Agreement by and between the Company and AEW Partners, L.P., dated as of June 9, 1994.

    *10.17 Property Interests Contribution Agreement by and between the Registrant and CIIF Associates II Limited Partnership; Copley Pension Properties VI, A Real Estate Limited Partnership; New England Pension Properties V, A Real Estate Limited Partnership; and Copley Pension Properties VII, A Real Estate Limited Partnership, dated as of June 9, 1994.

  ** 10.18 Revolving Loan Agreement by and between Bank One, Arizona, NA and Evans Withycombe Residential, L.P., dated December 1, 1995.

  ** 10.19 Property Management Agreement by and between Evans Withycombe Residential, L.P. and Evans Withycombe Management, Inc. dated August 17, 1994.

  ** 10.20 Property Management Agreement by and between Evans Withycombe Finance Partnership, L.P. and Evans Withycombe Management, Inc. dated as of August 17, 1994.

  ** 10.21 Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing made by Evans Withycombe Finance Partnership, L.P. to Lawyers Title of Arizona, Inc. dated as of August 17, 1994.

  ** 10.22 Property Contribution Agreement by and between Evans Withycombe Residential, L.P., Evans Withycombe Residential, Inc. and Acacia Creek Limited Partnership dated as of February 1, 1995.

  ** 10.23 Loan Agreement by and between Northwestern Mutual Life Insurance and Evans Withycombe Residential, dated December 15, 1995.

 *** 10.24      Revolving  Loan Agreement by and between the Banks named herein,
                Bank One Arizona, N.A., as administrative agent, and Bank of America National Trust and Savings Association and Wells Fargo
                Bank,  National  Association as co-agents,  and Evans Withycombe
                Residential L.P. dated September 24, 1996.

       *21      List of Subsidiaries of the Company.

      23.1      Consent of Ernst & Young LLP.

* Previously filed as an exhibit of like number to the Company's Registration Statement on Form S-11 and amendments thereto (File No. 33-80150) and incorporated herein by reference.

#    Management contract or compensatory plan or arrangement.

** Previously filed as an exhibit to the Company's annual report on form 10-K for the fiscal year ended December 31, 1995 and 1994 and incorporated herein by reference.

*** Previously filed as an exhibit to the Company's Registration Statement on Form S-3 and amendments thereto (File No. 333-17805) and is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              EVANS WITHYCOMBE RESIDENTIAL, INC.


Date:    January 31, 1997                          By:  /s/Paul R. Fannin
                                                        -----------------
                                                          Paul R. Fannin,
                                                     Senior Vice President and
                                                        Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                        Title                              Date
         ---------                                        -----                              ----
/s/Stephen O. Evans                         Chairman of the Board and Chief             January 31, 1997
----------------------------                     Executive Officer (Principal
         Stephen O. Evans                        Executive Officer)


/s/Richard G. Berry                         President, Chief Operating Officer and      January 31, 1997
----------------------------                     Director
         Richard G. Berry

/s/Paul R. Fannin                           Senior Vice President and                   January 31, 1997
----------------------------                     Chief Financial Officer (Principal
         Paul R. Fannin                          Financial and Accounting Officer)


/s/F. Keith Withycombe                      Director                                    January 31, 1997
----------------------------
         F. Keith Withycombe

/s/Joseph F. Azrack                         Director                                    January 31, 1997
----------------------------
         Joseph F. Azrack

/s/G. Peter Bidstrup                        Director                                    January 31, 1997
----------------------------
         G. Peter Bidstrup

/s/Joseph W. O'Connor                       Director                                    January 31, 1997
----------------------------
         Joseph W. O'Connor

/s/John O. Theobald II                      Director                                    January 31, 1997
----------------------------
         John O. Theobald II

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Evans Withycombe Residential, Inc.

We have audited the accompanying consolidated balance sheets of Evans Withycombe Residential, Inc. and subsidiaries (the Company) as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                               Ernst & Young LLP




Phoenix, Arizona
January 31, 1997

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands, except for number of shares)

                                                               December 31, 1996        December 31, 1995
                                                               -----------------        -----------------
ASSETS
Real Estate:
  Land..................................................        $       121,915         $        95,908
  Buildings and improvements............................                543,839                 389,846
  Furniture and fixtures................................                 29,567                  23,736
  Construction-in-progress..............................                 66,229                  77,693
                                                                ----------------        -----------------
                                                                        761,550                 587,183

  Less accumulated depreciation.........................                (38,331)                (17,511)
                                                                ----------------        -----------------
                                                                        723,219                 569,672
Cash and cash equivalents...............................                  2,568                   3,634
Restricted cash.........................................                  1,622                     522
Accounts and notes receivable...........................                  3,500                   2,065
Deferred costs, net of accumulated amortization
  of $1,265 and $507 at December 31, 1996
  and 1995, respectively ...............................                  3,838                   2,946
Other assets ...........................................                  1,587                   1,656
                                                                ----------------        -----------------

Total assets ...........................................        $       736,334         $       580,495
                                                                ================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage and notes payable..............................        $       436,172         $       297,456
Accounts payable and other liabilities .................                  7,833                   9,379
Dividends payable ......................................                      -                   6,127
Accrued interest .......................................                  1,417                     605
Accrued property taxes .................................                  2,912                   2,358
Resident security deposits .............................                  1,818                   1,497
Prepaid rent ...........................................                    585                     438
                                                                ----------------        -----------------
Total liabilities ......................................                450,737                 317,860

Minority interest ......................................                 56,592                  64,487

Stockholders' Equity:
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized, issued and outstanding - none ..........                      -                       -
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 18,366,902 and 16,123,279 issued
    and outstanding at December 31, 1996 and
    1995, respectively .................................                    184                     161
  Additional paid-in capital ...........................                253,425                 209,344
  Unamortized employee restricted stock compensation....                   (465)                   (698)
  Distributions in excess of net income ................                (24,139)                (10,659)
                                                                ----------------        -----------------
Total stockholders' equity .............................                229,005                 198,148
                                                                ----------------        -----------------
Total liabilities and stockholders' equity .............        $       736,334         $       580,495
                                                                ================        =================

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
    (Amounts in thousands, except for number of shares and per share amounts)

                                         Evans Withycombe   Evans Withycombe   Evans Withycombe
                                         Residential, Inc.  Residential, Inc.  Residential, Inc.
                                         -----------------  -----------------      and Group
                                                                                   ---------
                                                        Year Ended December 31,
                                         ----------------------------------------------------
                                               1996              1995             1994
                                               ----              ----             ----
Revenues:
  Rental................................. $    94,350        $  68,864         $  51,097
  Third party management fees ...........       1,157            1,268             1,668
  Interest and other ....................       6,195            4,478             4,424
                                          -----------        ---------         ---------
    Total revenues ......................     101,702           74,610            57,189

Expenses:
  Repairs and maintenance ...............      11,607            8,293             6,288
  Property operating ....................      12,713            8,699             7,834
  Advertising ...........................       1,864            1,244               966
  Real estate taxes .....................       6,915            4,723             3,204
  Property management ...................       3,225            2,825             2,505
  General and administrative ............       1,698            1,588             1,409
  Interest ..............................      24,225           12,650             7,836
  Depreciation and amortization .........      20,885           13,762            10,333
  Other .................................           -                -             5,233
                                          -----------        ---------         ---------
    Total expenses ......................      83,132           53,784            45,608
                                          -----------        ---------         ---------

Income before minority interest..........      18,570           20,826            11,581
Minority interest .......................      (4,010)          (4,594)           (1,548)
                                          -----------        ---------         ---------

Net income .............................. $    14,560      $    16,232         $  10,033
                                          ===========      ===========         =========




Earnings per share ...................... $       0.84     $      1.01
                                          ============     ===========

Earnings per share, period from August
17 to December 31, 1994..................                                      $    0.38
                                                                               =========





Weighted average shares outstanding .....  17,409,897       16,053,453        15,967,432
                                          ===========     ============        ==========

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    (Amounts in thousands, except for number of shares and per share amounts)

                                                                                 Additional   Unamortized
                                                                                   Paid-in      Employee
                                                                                   Capital    Restricted   Distributions
                                                         Number of     Common     (Owners'       Stock     in Excess of
                                                          Shares       Stock       Equity)   Compensation   Net Income      Total
                                                        -----------  ----------  ---------- -------------- -------------  ---------
Owners' equity, December 31, 1993 ...................           --  $       --  $  142,886    $       --    $       --   $  142,886
     Capital contributions ..........................           --          --       9,660            --            --        9,660
     Distributions ..................................           --          --     (15,204)           --            --      (15,204)
     Net income, January 1 to August 16, 1994 .......           --          --       4,012            --            --        4,012
                                                        ----------  ----------  ----------    ----------    ----------   ----------
                                                                --          --     141,354            --            --      141,354
     The Offering and formation of
        the Company .................................   16,021,078         160     119,287            --            --      119,447
     Minority interest of unitholders in
       Operating Partnership at date of Offering ....           --          --     (53,343)           --            --      (53,343)
     Net Income, August 17 to December 31, 1994 .....           --          --          --            --         6,021        6,021
     Dividends on common stock ($.55 per share) .....           --          --          --            --        (8,812)      (8,812)
                                                        ----------  ----------  ----------    ----------    ----------   ----------

Stockholders' equity, December 31, 1994 .............   16,021,078         160     207,298            --        (2,791)     204,667
     Net income .....................................           --          --          --            --        16,232       16,232
     Dividends on common stock ($1.50 per share) ....           --          --          --            --       (24,100)     (24,100)
     Conversion of units to common stock ............       19,399        --           390            --            --          390
     Issuance of restricted common stock for
       executive deferred compensation ..............       82,802           1       1,656        (1,657)           --           --
     Amortization of deferred compensation ..........           --          --          --           959            --          959
                                                        ----------  ----------  ----------    ----------    ----------   ----------

Stockholders' equity, December 31, 1995 .............   16,123,279         161     209,344          (698)      (10,659)     198,148

    Net income ......................................           --          --          --            --        14,560       14,560
    Dividends on common stock ($1.58 per share)......           --          --          --            --       (28,040)     (28,040)
    Proceeds of second offering, net of
      underwriting discount and offering costs of
      $3,237 ........................................    2,088,889          21      40,870            --            --       40,891
    Conversion of units to common stock .............      132,793           2       2,581            --            --        2,583
    Exercise of stock options........................       19,500          --         390            --            --          390
    Issuance of restricted stock.....................       10,895          --         240          (240)           --          --
    Forfeiture of restricted stock...................       (8,454)         --          --            --            --          --
    Amortization of deferred compensation ...........           --          --          --           473            --          473
                                                        ----------  ----------  ----------    ----------    ----------   ----------

Stockholders' equity, December 31, 1996 .............   18,366,902  $      184  $  253,425    $     (465)   $  (24,139)  $  229,005
                                                        ==========  ==========  ==========    ==========    ==========   ==========

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                  Evans            Evans              Evans
                                                                Withycombe       Withycombe         Withycombe
                                                            Residential, Inc. Residential, Inc.  Residential, Inc.
                                                            ----------------- -----------------      and Group
                                                                                                     ---------
                                                                             Year Ended December 31,
                                                              ----------------------------------------------------
                                                                   1996              1995              1994
                                                                   ----              ----              ----
Cash flows from operating activities
Net income ..................................................   $  14,560        $  16,232         $  10,033
Adjustments to reconcile net income to net cash
  provided by operating  activities:
    Depreciation and amortization ...........................      21,578           14,420            10,703
    Amortization of executive deferred comp .................         390              693               267
    Minority interest .......................................       4,010            4,594             1,548
    Write-off of development and acquisition costs ..........         227                -                 -
    Write-off of deferred loan costs ........................           -              172                 -
Decrease (increase) in assets
    Restricted cash .........................................      (1,100)             561              (129)
    Accounts and notes receivable ...........................      (1,435)            (758)           (1,111)
    Other assets ............................................          69           (1,104)            3,136
(Decrease) increase in liabilities
    Accounts payable and other liabilities ..................      (1,546)             153             4,444
    Due to related parties and owners .......................           -                -            (6,482)
    Accrued interest ........................................         812              505              (818)
    Accrued property taxes ..................................         554              825                62
    Resident security deposits ..............................         321              500                54
    Prepaid rent ............................................         147             (262)              (98)
                                                                ---------        ---------         ---------
Net cash provided by operating activities ...................      38,587           36,531            21,609

Cash flows from investing activities
Purchase of real estate assets ..............................    (127,811)        (116,716)         (207,978)
Payment for organization and loan costs .....................      (1,650)          (1,345)           (3,673)
                                                                ---------        ---------         ---------
Net cash (used) in investing activities .....................    (129,461)        (118,061)         (211,651)

Cash flows from financing activities
Proceeds from Public Offering, net of expenses ..............      40,891                -           181,262
Proceeds from exercise of options............................         390                -                 -
Proceeds from mortgage notes and
  credit facility ...........................................     269,778          315,653           122,522
Principal payments on mortgage notes ........................    (177,762)        (202,477)         (101,280)
Dividends paid ..............................................     (34,167)         (23,901)           (2,884)
Minority interest distributions .............................      (9,322)          (6,550)           (2,265)
Distributions to owners .....................................           -                -           (17,012)
Capital contributions .......................................           -                -             9,660
                                                                ---------        ---------         ---------
Net cash provided by financing activities ...................      89,808           82,725           190,003

Net increase (decrease) in cash and cash
  equivalents ...............................................      (1,066)           1,195               (39)
Cash and cash equivalents, beginning of year ................       3,634            2,439             2,478
                                                                ---------        ---------         ---------
Cash and cash equivalents, end of year ......................   $   2,568        $   3,634         $   2,439
                                                                =========        =========         =========

Supplemental information
Cash paid during the year for interest ......................   $  22,648        $  11,487         $   8,284
                                                                =========        =========         =========

Supplemental disclosure of non-cash activity
Assumption of debt related to the acquisition of
  apartment communities .....................................   $  46,700        $  56,493         $       -
                                                                =========        =========         =========

Acquisition of apartment communities through
  issuance of units in the Operating Partnership ............   $       -        $  14,207         $       -
                                                                =========        =========         =========
Issuance of stock under restricted stock incentive plan .....   $      83        $     959         $       -
                                                                =========        =========         =========
Conversion of units to common stock .........................   $   2,583        $     390         $       -
                                                                =========        =========         =========

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996
   (Amounts in thousands, except for number of shares or units and per share amounts)


1.   Organization and Formation of the Company

Evans Withycombe Residential, Inc. (the "Company") is one of the largest developers and managers of upscale apartment communities in Arizona and is expanding its operation into selected sub-markets in Southern California. The Company owns and manages 49 stabilized multifamily apartment communities containing 13,905 units, of which 44 stabilized multifamily apartment communities are located in Phoenix and Tucson, Arizona, containing a total of 12,005 units and five stabilized multifamily apartment communities are located in the Riverside/San Bernardino, California market containing a total of 1,900 units. The Company considers an apartment community stabilized when it reaches 93 percent physical occupancy. The Company is also in the process of developing or expanding five multifamily apartment communities comprising 1,078 units in its Arizona markets. The Company is fully integrated with expertise in development, acquisitions, construction and management of apartment communities. The Company had approximately 580 employees at December 31, 1996.

The Company was incorporated on May 24, 1994 to develop, acquire, own and manage upscale multifamily apartment communities. On August 17, 1994, the Company completed an initial public offering and engaged in various formation transactions designed to transfer ownership of the communities and other assets of the predecessor company to Evans Withycombe Residential, L. P. (the "Operating Partnership") or Evans Withycombe Finance Partnership, L.P. (the "Financing Partnership"). The Company is the sole general partner of and owned a
79.7 percent, 77.02 percent and 79.50 percent interest in the Operating Partnership at December 31, 1996, 1995 and 1994, respectively. The Company also holds a noncontrolling interest in Evans Withycombe Management, Inc. (the "Management Company").

In the second quarter of 1996, the Company completed the Second Offering. The net proceeds from the Second Offering were used to repay a portion of the Revolving Credit Facility.

The Company elected to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes. A corporate REIT is a legal entity which holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level.

2.   Basis of Presentation

The accompanying consolidated financial statements of Evans Withycombe Residential, Inc. include the consolidated accounts of the Company, the Operating Partnership, the Financing Partnership and the Management Company from the date of the Offering, August 17, 1994. The accompanying financial statements of Evans Withycombe Residential Group (the "Predecessor") prior to August 17,
1994, include the accounts of various partnerships sponsored by Evans Withycombe. The Predecessor was a combination of affiliated entities that had ownership in multifamily communities in the Phoenix and Tucson, Arizona area; it was not a separate legal entity. The Predecessor accounts are presented on a combined basis because all of the communities were managed by Evans Withycombe which had a significant ownership interest in each of the communities and because these communities were the subject of business combination in connection with the formation of the Company.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain amounts in the 1995 balance sheet and statement of stockholders' equity have been reclassified to conform to the 1996 presentation.

3.   Summary of Significant Accounting Policies

Real Estate Assets and Depreciation

The Company records its real estate assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", which was issued by the Financial Accounting Standards Board in March 1995 and the Company adopted in 1996. SFAS No. 121 requires that long-lived assets such as real estate assets, be reviewed whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the estimated future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between book value and fair value as opposed to the difference between book value and net realizable value under the previous accounting standard. For long-term assets like apartment communities, the determination of whether there is an impairment loss is dependent primarily on the Company's estimates on occupancy, rent and expense increases, which involves numerous assumptions and judgments as to future events over a period of many years. At December 31, 1996 the Company does not hold any assets that meet the impairment criteria of SFAS No. 121.

Costs related directly to the acquisition and improvement of real estate are capitalized. Interest costs incurred during construction of a new property are capitalized until completion of construction on a building-by-building basis. Interest capitalized was $2,714, $5,048 and $2,724, for the years ended December 31, 1996, 1995 and 1994, respectively.

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

The Company also reports land relating to construction-in-progress as land on its balance sheet. Land associated with construction-in-progress was $16,542 and $16,414 at December 31, 1996 and 1995, respectively.

Revenue Recognition

Rental income attributable to residential leases is recorded when due from residents. Leases are for periods of up to one year, with rental payments due monthly.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and cash equivalent investments with original maturities of three months or less, primarily consisting of demand deposits in banks.

Restricted Cash

Restricted cash includes restricted deposits for sinking fund accounts related to tax exempt bonds, property taxes and escrow accounts.

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

Earnings Per Share

Earnings per share has been computed by dividing net income for the years ended December 31, 1996 and 1995 and the period ended December 31, 1994, respectively, by the weighted average number of shares outstanding. Historical earnings per share data for the periods ended prior to the Offering on August 17, 1994 are not relevant since the financial information prior to such date is comprised of combined operations of partnerships and corporations.

4.   Other

Prior to the Initial Public Offering, Evans Withycombe, Inc. had in place an Executive Incentive Deferred Compensation Plan (the "Executive Plan"). Pursuant to the Executive Plan, certain executives of Evans Withycombe, Inc. (the "Participants") were granted unfunded, unsecured rights to receive cash payments based on the distributions from certain partnerships in which Evans Withycombe owned an interest. The awards would have vested over a six-year period from the date of grant. In connection with the Initial Public Offering, all rights of Participants under the Executive Plan were canceled, and the participants received (a) an aggregate of approximately $2,600 in cash which was funded by Evans Withycombe, Inc. prior to the Initial Public Offering and (b) the right to receive an aggregate of 98,500 shares of restricted stock from the Company one year following the Offering if they remain as employees of the Company during such period. One third of the shares will vest on each of the second, third and fourth anniversaries of the Offering based on an offering price per share of $20 (See Stock Incentive Plan footnote). The $2,600 cash payment, which represents an estimate of the executives' vested share of the gain, was expensed by Evans Withycombe, Inc. during the third quarter of 1994 prior to the Initial Public Offering.

In connection with the repayment of existing indebtedness at the time of the offering, prepayment penalties and lender participation (additional interest) totaling $2,600 were paid.

5.        Mortgage and Notes Payable

The Company's mortgage notes and notes payable consists of the following at December 31:

                                                                                       1996         1995
                                                                                       ----         ----

Mortgage note payable at fixed interest rate of 7.2 percent, monthly principal      $      -     $  5,457
and interest payments through August 18, 1996.  The unpaid principal balance was repaid on August 18, 1996.

Mortgage note payable at fixed interest rate of 8.0 percent, monthly principal         5,380        5,463
and interest payments.  The unpaid principal balance was repaid on January 9,
1997.

Mortgage note payable at fixed interest rate of 8.0 percent, monthly principal         4,340        4,406
and interest payments. The unpaid principal balance was repaid on January 9, 1997.

Mortgage note payable at fixed interest rate of 8.0 percent,  monthly principal        8,951        9,063
and interest payments. The unpaid principal balance was repaid on January 9, 1997.

Mortgage note payable at fixed interest rate of 8.28 percent, monthly principal        6,225        6,339
and interest payments.  The unpaid principal balance was repaid on January 31,
1997.

Mortgage note payable at fixed interest rate of 9.95 percent, monthly principal       12,065       12,184
and interest payments through September 15, 1997, remaining balance due September
15, 1997.

Mortgage note payable at fixed interest rate of 9.3 percent, monthly principal         3,182        3,212
and interest payments through September 15, 1997, remaining balance due September
15, 1997

$50 million securitized debt at a fixed interest rate of 7.17 percent, monthly        49,509       50,000
principal and interest payments through January 1, 2006, remaining balance due
January 1, 2006.  Secured by first mortgage liens on 5 communities.

Securitized debt at a fixed stated interest rate of 7.98 percent, with an            130,520      130,439
effective interest rate of 8.05 percent, monthly interest only payments through
August 1, 2001. Secured by first mortgage liens on 22 communities.  The face amount of $131 million is  due August 1, 2001.  The balance is net of unamortized discount of $480 and $561 at December 31, 1996 and 1995, respectively.

$13 million short term note payable at a fixed interest rate of 6.0 percent.               -       13,000
Interest only payments with the unpaid principal balance due January 5, 1996.
The unpaid principal balance was repaid on January 5, 1996.

$17.3 million tax exempt bonds with a floating interest rate based on the tax         17,300       17,300
exempt note rate set by the remarketing agent, or at the option of the Company can convert to a fixed rate as determined by the remarketing agent.  Secured by a
$17.5 million direct pay letter of credit agreement, interest payments only matures December 1, 2007 (Effective interest rate of 5.16 percent at December 31,
1996).

$22.6 million tax exempt bonds with a floating interest rate based on the tax          22,650            -
exempt note rate set by the remarketing agent, interest payments only.  Secured by a $22.8  million  direct  pay  letter of credit,  matures  February  1, 2016.
(Effective interest rate of 5.65 percent at December 31, 1996).

                                                                                      1996         1995

$24.05 million tax exempt bonds with a floating interest rate based on the tax     $  24,050   $         -
exempt note rate set by the remarketing agent.  Interest payments only.  Secured by a $24.4 million direct pay letter of credit agreement, matures August 1,
2005.  (Effective interest rate of 6.14 percent at December 31, 1996).

$225 million unsecured Revolving Credit Facility with floating interest rate         152,000        40,593
based on LIBOR plus 1.50 percent or at the option of the Company at prime, interest payments only.  Matures September 24, 1999 (Effective interest rate of
7.2 percent at December 31, 1996).
                                                                                   ----------  -----------
                                                                                   $ 436,172   $   297,456
                                                                                   =========   ===========

Each of the mortgage loans is secured by a first mortgage on separate communities.

Principal maturities as of December 31, 1996 are as follows:

                1997                                            $    40,625
                1998                                                    563
                1999                                                152,605
                2000                                                    650
                2001                                                131,218
                Thereafter                                          110,511
                                                                -------------
                                                                $   436,172
                                                                =============


The $225 million Revolving Credit Facility provides funding for working capital, construction activities and acquisitions.

The Company has three direct pay letters of credit of $17,500, $22,800 and $24,400 which serve as a credit enhancement for the tax exempt bonds. The letters of credit are secured by a first mortgage on four apartment communities.

On January 9, 1997, the Company extinguished the debt on three mortgages with unpaid principal balances of approximately $18,700 with proceeds from the Revolving Credit Facility. As a result, the Company incurred a loss from the early extinguishment of debt of approximately $1,200. The Company prepaid the $6,225 mortgage note on January 31, 1997 with proceeds from the Revolving Credit Facility which resulted in an additional loss from the early extinguishment of debt of approximately $300. The loss from early extinguishment of debt was recorded by the Company in the first quarter 1997.

6.   Distributions

On December 31, 1996, the Company paid a distribution of $.40 per share ($7,311) to shareholders and $.40 per unit ($1,906) to unitholders of record as of December 24, 1996. Approximately 36 percent and 30 percent of the dividends and distributions paid during 1996 and 1995 represented return of capital to the shareholders and unitholders.

7.    Management and Development Fees

The Company performs management services for certain  unaffiliated  communities.
Management fees received from managed communities were $1,157, $1,268, and $1,668 for the years ended December 31, 1996, 1995 and 1994, respectively. Included in 1996 third party management fees is a non recurring $500 fee received in exchange for terminating the management contract on nine apartment communities containing 1,298 apartment units in the second quarter of 1996.

Prior to the Offering, in conjunction with development of projects, the communities paid development fees to affiliates of $4,554 for the period ended August 16, 1994.

8.    Retirement Plan

The Company has a defined contribution wealth accumulation plan and trust (the "Plan") covering all employees who have elected to participate in the Plan. Each participant may make pretax contributions to the Plan up to the maximum allowed by the IRS. The Company makes a matching contribution of 25 percent of the participant's contribution up to 1 percent of a participant's salary, which totaled $113, $53, and $91 for 1996, 1995, and 1994, respectively.


9.    Commitments and Contingencies

The Company leases office space in buildings and certain equipment under noncancelable operating leases. Future minimum payments under these leases with initial terms of one year or more consist of the following at December 31, 1996:

               1997                                                 $ 358
               1998                                                   364
               1999                                                   224
               2000                                                     4
                                                                   ------

                                                                    $ 950
                                                                   ======




Rent expense for the years ended December 31, 1996, 1995 and 1994 was $360, $300, and $288, respectively.

10.  Stock Incentive Plan

Stock Option Plan

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.5% and 6.5%; dividend yields of 7.5% and 7.4%; volatility factors of the expected market price of the Company's common stock of 0.18 and 0.18; and a weighted-average expected life of the option of 5 years. Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (amounts in thousands except for earnings per share information):

                                                           1996          1995
                                                         -------       -------
       Pro forma net income                              $14,557       $16,232
       Pro forma primary earnings per share                $0.84         $1.01

Exercise prices for options outstanding as of December 31, 1996 ranged from $18.25 to $22.25. The weighted-average remaining contractual life of those options is 7.6 years.

Initially 1,830,000 shares of the Company's common stock were reserved for issuance under the plan. Information with respect to stock options granted during 1996, 1995 and 1994 is as follows:

                                                                    Weighted
                                                                     Average
                                                                 Exercise Price
                                                        Shares     Per Share
                                                        ------     ---------

Options granted on August 17, 1994                      685,200      $20.00
         Exercised                                            -        -
         Granted                                         16,000       19.65
         Forfeited                                       (4,840)      20.00
                                                      ----------    --------
Options outstanding at December 31, 1994                696,360       19.99
         Exercised                                            -        -
         Granted                                         21,000       19.74
         Forfeited                                      (18,185)      20.00
                                                      ----------    --------
Options outstanding at December 31, 1995                699,175       19.98
         Exercised                                      (19,500)      20.00
         Granted                                        345,000       21.96
         Forfeited                                     (115,825)      20.00
                                                      ----------    --------
Options outstanding at December 31, 1996                908,850      $20.63
                                                      ==========    ========
Options exercisable:
         December 31, 1994                                    -        -
         December 31, 1995                              175,300      $20.00
         December 31, 1996                              357,700      $19.98

Options to purchase 901,650, 1,130,825 and 1,133,640 shares of common stock were available for grant under the plan at December 31, 1996, 1995 and 1994, respectively.


Executive Stock Incentive Plan

Prior to the Offering, the Company's predecessor Evans Withycombe, Inc. had in place an Executive Incentive Deferred Compensation Plan (the "Executive Plan"). Pursuant to the Executive Plan, certain executives of Evans Withycombe, Inc. (the "Participants") were granted the right to receive an aggregate of 98,500 shares of restricted stock from the Company one year following the Offering if they remain employees of the Company during such period. One-third of the shares vest on each of the second, third and fourth anniversaries of the Offering based on an offering price per share of $20. The expense is being amortized ratably over the periods in which the shares vest and an expense of $390 and $698 and $267 for the years ended December 31, 1996, 1995 and 1994, respectively, is included in general and administrative expense. Information with respect to the executive restricted stock incentive plan is as follows:

                                                                      Shares
                                                                    ---------
            Restricted stock at December 31, 1994                      98,500
            Forfeited                                                 (15,698)
                                                                    ----------
            Restricted stock at December 31, 1995                      82,802
            Forfeited                                                  (8,454)
                                                                    ----------
            Restricted stock at December 31, 1996                      74,348
                                                                    ==========

            Number of shares vested                                    27,600

Restricted Stock Program

In 1996, the Company awarded 10,895 shares of restricted stock to certain employees of the Company under its 1994 Stock Incentive Plan. The restricted stock vests ratably over periods ranging from one to four years from the date of the award and are based on the price of the stock at the award date which ranges from $20.75 to $22.25. The related expense will be amortized ratably over the periods in which the shares vest and an expense of $83 is included in general and administrative expense for the year ended December 31, 1996.

11.  Minority Interest

Minority interest at December 31, 1996, 1995 and 1994, respectively, is comprised of the following:

                                                                         Number
                                                                        of Units          Dollars
                                                                     ------------    -------------
          Minority interest of unit holders in
            operating partnership at date of offering                  4,119,452     $     53,343
          Allocation of net income                                             -            1,548
          Distributions ($.55 per unit)                                        -           (2,265)
                                                                    ------------    -------------
          Balance at December 31, 1994                                 4,119,452           52,626

          Issuance of units to acquire apartment communities             710,550           14,207
          Conversion of units to common stock                            (19,399)            (390)
          Allocation of net income                                             -            4,594
          Distributions ($1.50 per unit)                                       -           (6,550)
                                                                     ------------    -------------
          Balance at December 31, 1995                                 4,810,603           64,487

          Conversion of units to common stock                           (132,793)          (2,583)
          Allocation of net income                                             -            4,010
          Distributions ($1.58 per unit)                                       -           (9,322)
                                                                     ------------    -------------
          Balance at December 31, 1996                                 4,677,810     $     56,592
                                                                     ============    =============


The Units can be redeemed for cash or shares of common stock of the Company on a one-for-one basis at the Company's option. Minority interest of unitholders in the Operating Partnership is calculated based on the weighted average of shares of common stock and Units outstanding during the period.


12.  Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. Judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, accounts receivable, accounts payable and other accruals are carried at amounts that reasonably approximate their fair values as of December 31, 1996 and 1995. The Company's debt has an estimated aggregate fair value of approximately $437,800 at December 31, 1996 compared to the carrying value of $436,172. At December 31, 1995, the Company's debt had an estimated fair value of approximately $298,800 compared to the carrying value of $297,456. Fair values were estimated using discounted cash flow analyses, based on interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

13.  1994 Results of Operations

         The 1994 results of operations of the Company and its Predecessor are as follows:

                                                    Evans Withycombe      Evans Withycombe
                                                    Residential, Inc.     Residential Group
                                                    -----------------     -----------------

                                                       August 17 to          January 1 to
                                                    December 31, 1994      August 16, 1994
                                                    -----------------      ---------------
     Revenues:
       Rental .................................      $       20,185        $      30,912
       Third party management fees ............                 560                1,108
       Interest and other .....................               1,258                3,166
                                                     ----------------      --------------
     Total revenues ...........................              22,003               35,186
     Expenses:
       Repairs and maintenance ................               2,642                3,646
       Property operating .....................               2,392                5,442
       Advertising ............................                 345                  621
       Real estate taxes ......................               1,251                1,953
       Property management ....................               1,104                1,401
       General and administrative .............                 644                  765
       Interest ...............................               2,302                5,534
       Depreciation and amortization ..........               3,754                6,579
       Other ..................................                   -                5,233
                                                     ----------------      --------------
     Total expenses ...........................              14,434               31,174
                                                     ----------------      --------------
     Income before
       minority interest ......................               7,569                4,012
     Minority interest ........................              (1,548)                   -
                                                     ----------------      --------------
     Net income ...............................      $        6,021        $       4,012
                                                     ================      ==============

14. Selected Quarterly Financial Information (Unaudited, in thousands, except per share amounts)

                                                                  Quarter
                                        First            Second            Third            Fourth
                                        -----            ------            -----            ------
1996

Revenue .....................          $24,179          $24,106           $25,956          $27,461
Net operating income ........           16,858           16,308            16,742           18,695
Income before
  minority interest .........            5,283            4,682             3,927            4,678
Minority interest ...........           (1,212)          (1,027)             (812)            (959)

Net income ..................            4,071            3,655             3,115            3,719
Earnings per share ..........             $.25             $.22              $.17             $.20

1995

Revenue .....................          $16,300          $17,530           $19,088          $21,692
Net operating income ........           11,444           12,015            12,312           15,880
Income before
  minority interest .........            5,606            4,868             4,586            5,766
Minority interest ...........           (1,173)          (1,095)           (1,030)          (1,296)

Net income...................            4,433            3,773             3,556            4,470
Earnings per share...........             $.28             $.23              $.22             $.28

The Company defines net operating income as earnings before property management, general and administrative expense, interest and depreciation.

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
       SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                             (Amounts in thousands)

                                                                    Costs Capitalized Subsequent  Gross Amounts at Which
                                               Initial Cost         to Acquisition/Construction   Carried at Close of Period
                             -------------------------------------------------------------------------------------------------------
                                                       Buildings and             Buildings and             Buildings and
Description                  Encumbrances    Land      Improvements    Land      Improvements     Land     Improvements      Total
------------------------------------------------------------------------------------------------------------------------------------
Same Store
   Phoenix
Bayside at the Islands
    Gilbert,  AZ               $ 6,589     $ 1,877       $ 6,623      $ 1,429      $ 3,491      $ 3,306      $10,114        $13,420
Country Brook
    Chandler, AZ                 7,792         937         3,886           25        6,578          962       10,464         11,426
Deer Creek Village
    Phoenix, AZ                  5,116         919         5,454          506        3,465        1,425        8,919         10,344
Greenwood Village
    Tempe, AZ                    6,553       1,770         7,119          349        2,322        2,119        9,441         11,560
Heritage Point
    Mesa, AZ                        --         666         5,125           --          397          666        5,522          6,188
La Mariposa
    Mesa, AZ                     4,750       1,440         3,962          608        2,620        2,048        6,582          8,630
La Valencia
    Mesa, AZ                     7,792       2,485         6,569        1,068        4,283        3,553       10,852         14,405
Little Cottonwoods
    Tempe, AZ                    9,424       2,834         6,655          216        7,161        3,050       13,816         16,866
Los Arboles
    Chandler, AZ                    --       1,160         7,836           --          237        1,160        8,073          9,233
Miramonte
    Scottsdale, AZ               4,340       1,133         3,711           --          123        1,133        3,834          4,967
Morningside
    Scottsdale, AZ               4,542         533         6,316          137        2,115          670        8,431          9,101
Park Meadow
    Gilbert,  AZ                 2,936         607         2,828          225        1,275          832        4,103          4,935
Preserve at Squaw Peak
    Phoenix, AZ                  3,172         377         4,252          141        1,939          518        6,191          6,709
Promontory Pointe
    Phoenix, AZ                  7,610       2,038         6,987         (379)       7,861        1,659        4,943          6,602
                                                                                    (9,905) *
Scottsdale Courtyards
    Scottsdale, AZ              10,442       2,946         8,385           33        3,087        2,979       11,472         14,451
Scottsdale Meadows
    Scottsdale, AZ               5,381       1,512         4,203           --          113        1,512        4,316          5,828
Shadow Brook
    Phoenix, AZ                  7,922       2,440         9,320          625        3,388        3,065       12,708         15,773
Shores at Andersen Springs
    Chandler, AZ                 8,196       2,095         9,682          649        3,949        2,744       13,631         16,375

                                         Accumulated      Year        Year          Depreciable
Description                             Depreciation   Developed     Acquired      Lives in Years
--------------------------------------------------------------------------------------------------
Same Store
   Phoenix
Bayside at the Islands
    Gilbert,  AZ                          $  815       1988-1989                     5 to 40 years
Country Brook
    Chandler, AZ                             954                       1991          5 to 40 years
Deer Creek Village
    Phoenix, AZ                              912                       1991          5 to 40 years
Greenwood Village
    Tempe, AZ                                961                       1993          5 to 40 years
Heritage Point
    Mesa, AZ                                 424                       1994          5 to 40 years
La Mariposa
    Mesa, AZ                                 528                       1990          5 to 40 years
La Valencia
    Mesa, AZ                                 829                       1990          5 to 40 years
Little Cottonwoods
    Tempe, AZ                                939                       1989          5 to 40 years
Los Arboles
    Chandler, AZ                             895                       1993          5 to 40 years
Miramonte
    Scottsdale, AZ                           481                       1993          5 to 40 years
Morningside
    Scottsdale, AZ                           731                       1992          5 to 40 years
Park Meadow
    Gilbert,  AZ                             450                       1992          5 to 40 years
Preserve at Squaw Peak
    Phoenix, AZ                              500                       1991          5 to 40 years
Promontory Pointe
    Phoenix, AZ                              392                       1988          5 to 40 years

Scottsdale Courtyards
    Scottsdale, AZ                         1,035       1993                          5 to 40 years
Scottsdale Meadows
    Scottsdale, AZ                           539                       1993          5 to 40 years
Shadow Brook
    Phoenix, AZ                            1,157                       1993          5 to 40 years
Shores at Andersen Springs
    Chandler, AZ                           1,078       1993                          5 to 40 years

* Write-down of real estate assets

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
       SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                             (Amounts in thousands)

                                                          Costs Capitalized Subsequent  Gross Amounts at Which
                                          Initial Cost    to Acquisition/Construction   Carried at Close of Period
                                      ----------------------------------------------------------------------------
                                                 Buildings and         Buildings and            Buildings and
Description                 Encumbrances  Land   Improvements   Land   Improvements    Land     Improvements      Total
-----------------------------------------------------------------------------------------------------------------------
Same Store (continued)
Silver Creek
    Phoenix, AZ               $ 3,211      $484     $3,157       $228     $2,429       $ 712       $5,586       $6,298
Sun Creek
    Glendale, AZ                3,811       715      3,950        182      1,648         897        5,598        6,495
The Meadows
    Mesa, AZ                        -       650      4,797          -      2,795         650        6,231        6,881
                                                                          (1,361) *
The Palms
    Phoenix, AZ                 4,895     2,152      4,455      1,133      2,764       3,285        7,219       10,504
The Pines
    Mesa, AZ                    3,707       577      3,725        351      2,559         928        6,284        7,212
Towne Square
    Chandler, AZ                    -     1,042      8,413        277      3,614       1,319       12,027       13,346
Villa Encanto
    Phoenix, AZ                 8,951     2,884      8,558          -        844       2,884        9,402       12,286
Village at Lakewood
    Phoenix, AZ                 8,317     1,652      5,776      1,514      5,897       3,166       11,673       14,839

   Tucson
Harrison Park
    Tucson, AZ                  3,315       516      3,511          -        743         516        4,254        4,770
La Reserve
    Oro, Valley                 6,409     2,309      6,356        956      3,656       3,265       10,012       13,277
Orange Grove Village
    Tucson, AZ                  3,786       814      3,233        906      2,575       1,720        5,808        7,528
Suntree Village
    Oro, Valley                 8,550     1,246      8,862        326      3,713       1,572       12,575       14,147
The Arboretum
    Tucson, AZ                 16,684     1,014      8,323      1,526      3,349       2,540       11,672       14,212
Village at Tanque Verde
    Tucson, AZ                  6,436       690      1,280        745      4,895       1,435        6,175        7,610
                            ------------------------------------------------------------------------------------------
Subtotal Same Store           180,629    44,514    183,309     13,776     84,619      58,290      267,928      326,218

Communities Stabilized
Less Than Two Years
   Phoenix
Gateway Villas
    Phoenix, AZ                     -     1,431     11,238          -        (50)      1,431       11,188       12,619

                                Accumulated      Year          Year         Depreciable
Description                     Depreciation   Developed     Acquired      Lives in Years
------------------------------------------------------------------------------------------
Same Store (continued)
Silver Creek
    Phoenix, AZ                     $546                        1991         5 to 40 years
Sun Creek
    Glendale, AZ                     624                        1993         5 to 40 years
The Meadows
    Mesa, AZ                         532                        1987         5 to 40 years

The Palms
    Phoenix, AZ                      512           1990                      5 to 40 years
The Pines
    Mesa, AZ                         679                        1992         5 to 40 years
Towne Square
    Chandler, AZ                   1,607                        1992         5 to 40 years
Villa Encanto
    Phoenix, AZ                      983                        1991         5 to 40 years
Village at Lakewood
    Phoenix, AZ                      915                        1991         5 to 40 years

   Tucson
Harrison Park
    Tucson, AZ                       393                        1991         5 to 40 years
La Reserve
    Oro, Valley                      732           1988                      5 to 40 years
Orange Grove Village
    Tucson, AZ                       605                        1991         5 to 40 years
Suntree Village
    Oro, Valley                    1,348                        1992         5 to 40 years
The Arboretum
    Tucson, AZ                     1,584                        1992         5 to 40 years
Village at Tanque Verde
    Tucson, AZ                       589                        1990         5 to 40 years
-----------------------------------------
Subtotal Same Store               25,269

Communities Stabilized Less Than
Two Years
   Phoenix
Gateway Villas
    Phoenix, AZ                       561     1994-1995                      5 to 40 years

* Write-down of real estate assets

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
       SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                             (Amounts in thousands)

                                                             Costs Capitalized Subsequent    Gross Amounts at Which
                                          Initial Cost       to Acquisition/Construction      Carried at Close of Period
                                      --------------------------------------------------------------------------------------
                                                Buildings and          Buildings and          Buildings and
Description                Encumbrances  Land   Improvements    Land   Improvements   Land    Improvements   Total
--------------------------------------------------------------------------------------------------------------------
Communities Stabilized
Less Than Two Years
(continued)
Mountain Park Ranch
    Phoenix, AZ                $9,704    $1,662    $12,540        $ -        $28      $1,662      $12,568  $14,230
Sonoran
    Phoenix, AZ                     -     2,362     20,802          -         17       2,362       20,819   23,181
The Enclave
    Tempe, AZ                   8,367     1,500     10,527          -         26       1,500       10,553   12,053
The Heritage
    Phoenix, AZ                     -     1,211     12,370          -       (13)       1,211       12,357   13,568
Towne Square Expansion
Phase II
    Chandler, AZ                    -         -      6,061          -          -           -        6,061    6,061

   Tucson
Arboretum Expansion Phase II
    Tucson, AZ                      -       914      8,383          -          -         914        8,383    9,297
                              --------------------------------------------------------------------------------------
Subtotal Communities
Stabilized
Less than Two Years            18,071     9,080     81,921          -          8       9,080       81,929   91,009

Developments and Lease-Up
Properties
   Phoenix
Country Brook Expansion
Phase III
    Chandler, AZ                    -       543      6,779          -          -         543        6,779    7,322
The Hawthorne
    Phoenix, AZ                     -     2,695     14,087          -          -       2,695       14,087   16,782
Ingleside
    Phoenix, AZ                     -     1,204      6,242          -          -       1,204        6,242    7,446
The Isle at Arrowhead
Ranch
    Glendale, AZ                    -     1,652      9,806          -          -       1,652        9,806   11,458
Ladera
    Phoenix, AZ                     -     2,979     14,884          -          -       2,979       14,884   17,863
Mirador
    Phoenix, AZ                     -     2,597     20,885          -          -       2,597       20,885   23,482
Park Meadow Expansion
Phase II
    Gilbert, AZ                     -         4      3,998          -          -           4        3,998    4,002
Promontory Pointe
Expansion Phase II
    Phoenix, AZ                     -       665      8,141          -          -         665        8,141    8,806
Towne Square Expansion
Phase III
    Chandler, AZ                    -       605      6,092          -          -         605        6,092    6,697

                                     Accumulated          Year        Year         Depreciable
Description                          Depreciation      Developed    Acquired      Lives in Years
-------------------------------------------------------------------------------------------------
Communities Stabilized
Less Than Two Years
(continued)
Mountain Park Ranch
    Phoenix, AZ                           $1,032      1994-1995                    5 to 40 years
Sonoran
    Phoenix, AZ                            1,142      1994-1995                    5 to 40 years
The Enclave
    Tempe, AZ                                860      1994-1995                    5 to 40 years
The Heritage
    Phoenix, AZ                              769      1994-1995                    5 to 40 years
Towne Square Expansion
Phase II
    Chandler, AZ                               -      1994-1995                    5 to 40 years

   Tucson
Arboretum Expansion Phase II
    Tucson, AZ                                 -      1994-1995                    5 to 40 years
                                    -------------
Subtotal Communities
Stabilized
Less than Two Years                        4,364

Developments and Lease-Up
Properties
   Phoenix
Country Brook Expansion
Phase III
    Chandler, AZ                             136         1995                      5 to 40 years
The Hawthorne
    Phoenix, AZ                              122         1995                      5 to 40 years
Ingleside
    Phoenix, AZ                              386         1995                      5 to 40 years
The Isle at Arrowhead
Ranch
    Glendale, AZ                               3         1996                      5 to 40 years
Ladera
    Phoenix, AZ                              727       1994-1995                   5 to 40 years
Mirador
    Phoenix, AZ                              921       1994-1995                   5 to 40 years
Park Meadow Expansion
Phase II
    Gilbert, AZ                              100         1995                      5 to 40 years
Promontory Pointe
Expansion Phase II
    Phoenix, AZ                               68         1995                      5 to 40 years
Towne Square Expansion
Phase III
    Chandler, AZ                             177         1995                      5 to 40 years

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
       SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                             (Amounts in thousands)

                                                                    Costs Capitalized Subsequent  Gross Amounts at Which
                                               Initial Cost         to Acquisition/Construction   Carried at Close of Period
                             -------------------------------------------------------------------------------------------------------
                                                       Buildings and             Buildings and             Buildings and
Description                  Encumbrances    Land      Improvements    Land      Improvements     Land     Improvements      Total
------------------------------------------------------------------------------------------------------------------------------------
Developments and Lease-Up
Properties (continued)
The Retreat (1)
    Phoenix, AZ                   $ -      $3,477        $ 2,578      $ -          $   -        $3,477       $ 2,578         $6,055
Scottsdale & Mountain
View  (1)
    Scottsdale, AZ                  -       3,456            508        -              -         3,456           508          3,964
Vista Grove (1)
    Mesa, AZ                        -       1,343          1,897        -              -         1,343         1,897          3,240
The Gates Project  (2)
    Various Locations               -           -            551        -              -             -           551            551
Laguna at Arrowhead  (1)
    Glendale, AZ                    -         879            592        -              -           879           592          1,471

   Tucson
Bear Canyon
    Tucson, AZ                      -       1,645         12,926        -              -         1,645        12,926         14,571
Harrison Park Expansion
Phase II
    Tucson, AZ                      -         749          8,912        -              -           749         8,912          9,661
The Legends
    Tucson, AZ                      -       2,728         17,893        -              -         2,728        17,893         20,621
Orange Grove Expansion
Phase II
    Tucson, AZ                      -          93          7,213        -              -            93         7,213          7,306
                           ---------------------------------------------------------------------------------------------------------
Subtotal Developments and
Lease-Up Properties                 -      27,314        143,984        -              -        27,314       143,984        171,298

Acquisitions
   Phoenix
Acacia Creek
    Scottsdale, AZ             15,247       6,122         24,382        -            599         6,122        24,981         31,103
Rancho Murietta
    Tempe, AZ                   6,225       1,766         10,208        -            993         1,766        11,201         12,967
Superstition Vista
    Mesa, AZ                        -       1,641         12,272        -          1,512         1,641        13,784         15,425

                                 Accumulated          Year           Year          Depreciable
Description                      Depreciation      Developed       Acquired       Lives in Years
-------------------------------------------------------------------------------------------------
Developments and Lease-Up
Properties (continued)
The Retreat (1)
    Phoenix, AZ                       $ -             1997                         5 to 40 years
Scottsdale & Mountain
View  (1)
    Scottsdale, AZ                      -             1997                         5 to 40 years
Vista Grove (1)
    Mesa, AZ                            -             1997                         5 to 40 years
The Gates Project  (2)
    Various Locations                   -             Various                      5 to 40 years
Laguna at Arrowhead  (1)
    Glendale, AZ                        -             1997                         5 to 40 years

   Tucson
Bear Canyon
    Tucson, AZ                        237             1995                         5 to 40 years
Harrison Park Expansion
Phase II
    Tucson, AZ                        235             1995                         5 to 40 years
The Legends
    Tucson, AZ                      1,235          1994-1995                       5 to 40 years
Orange Grove Expansion
Phase II
    Tucson, AZ                        297             1995                         5 to 40 years
                                    -------------------------------------------------------------
Subtotal Developments and
Lease-Up Properties                 4,644

Acquisitions
   Phoenix
Acacia Creek
    Scottsdale, AZ                  1,486                           1995           5 to 40 years
Rancho Murietta
    Tempe, AZ                         698                           1995           5 to 40 years
Superstition Vista
    Mesa, AZ                          480                           1995           5 to 40 years

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
       SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                             (Amounts in thousands)

                                                                    Costs Capitalized Subsequent  Gross Amounts at Which
                                               Initial Cost         to Acquisition/Construction   Carried at Close of Period
                             -------------------------------------------------------------------------------------------------------
                                                       Buildings and             Buildings and             Buildings and
Description                  Encumbrances    Land      Improvements    Land      Improvements     Land     Improvements      Total
------------------------------------------------------------------------------------------------------------------------------------
Acquisitions (continued)
   California
Canyon Crest Views
    Riverside, CA                   $ -      $1,745       $12,163         $ -          $ -        $1,745      $12,163        $13,908
The Ashton
    Corona Hills, CA             17,300       2,594        18,679           -        2,185         2,594       20,864         23,458
Portofino
    Chino Hills, CA                   -       3,572         9,031           -            -         3,572        9,031         12,603
Parkview Terrace Club
    Redlands, CA                 22,650       4,969        28,301           -            -         4,969       28,301         33,270
Redlands Lawn and Tennis Club
    Redlands, CA                 24,050       4,822        24,045           -            -         4,822       24,045         28,867
                           ---------------------------------------------------------------------------------------------------------
Subtotal Acquisitions            85,472      27,231       139,081           -        5,289        27,231      144,370        171,601

Corporate Office
    Scottsdale, AZ                    -           -           325           -        1,099             -        1,424          1,424

                           ---------------------------------------------------------------------------------------------------------
Total                          $284,172    $108,139      $548,620     $13,776      $91,015      $121,915     $639,635       $761,550
                           =========================================================================================================

                                 Accumulated          Year           Year          Depreciable
Description                      Depreciation      Developed       Acquired       Lives in Years
-------------------------------------------------------------------------------------------------
Acquisitions (continued)
   California
Canyon Crest Views
    Riverside, CA                      $141                         1996           5 to 40 years
The Ashton
    Corona Hills, CA                    510                         1995           5 to 40 years
Portofino
    Chino Hills, CA                      91                         1996           5 to 40 years
Parkview Terrace Club
    Redlands, CA                        286                         1996           5 to 40 years
Redlands Lawn and Tennis Club
    Redlands, CA                         50                         1996           5 to 40 years
                                    --------
Subtotal Acquisitions                 3,742

Corporate Office
    Scottsdale, AZ                      312                         1994           5 to 8 years

                                    --------
Total                               $38,331
                                    ========

(1) Projects are currently in the early planning stage and preliminary site work.

(2) The Gates Project represents the costs associated with the Company's investment in constructing security gate systems at all its apartment communities.

EVANS WITHYCOMBE RESIDENTIAL, INC.
SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

A summary of activity for real estate investments and accumulated depreciation is as follows:

                                                                      Years Ended December 31,
                                                               1996             1995              1994
                                                         ----------------  ---------------  ----------------
                                                                       (Amounts in thousands)
Balance at beginning of period                           $    587,183      $    399,987     $    292,513
   Acquisitions                                                88,648            77,895            5,849
   Improvements, including construction costs                  85,719           109,301           66,604
   Elimination of accumulated depreciation
     at date of acquisition                                         -                 -          (38,360) (1)
   Fair value adjustment                                            -                 -           73,381
                                                         ----------------  ---------------  ----------------
   Balance at close of period                            $    761,550      $    587,183     $    399,987
                                                         ================  ===============  ================

Accumulated depreciation
   Balance at beginning of period                        $     17,511      $      3,749     $     32,065
     Depreciation                                              20,885            13,762           10,333
     Accumulated depreciation on disposals                        (65)                -             (289)
     Elimination of accumulated depreciation
       at date of acquisition                                       -                 -          (38,360)
                                                         ----------------  ---------------  ----------------
   Balance at close of period                            $     38,331      $     17,511     $      3,749
                                                         ================  ===============  ================

(1) Amount represents decrease in basis due to acquiring real estate at net book value at the time of the Offering.
                                      F-22