Form 10-K/A
period 1996-12-31
EVANS WITHYCOMBE RESIDENTIAL INC
filed 1997-03-11
CIK 925267

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-K/A
                               AMENDMENT NUMBER 1


(Mark One)
  /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996
                                       OR
  / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         COMMISSION FILE NUMBER 1-13256

                             ----------------------

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

                            ------------------------


The undersigned registrant hereby amends the following items of its Annual Report for the fiscal year ended December 31, 1996 on Form 10-K set forth in the pages attached hereto.

                       EVANS WITHYCOMBE RESIDENTIAL, INC.

                                TABLE OF CONTENTS

Item No.                                                              Page No.

          PART I

1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .     8
4.   Submission of Matters to Vote of Stockholders . . . . . . . . . . .     8

          PART II

5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .    10
7.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations . . . . . . . . . . . . . . . . . . . . . .    12
8.   Financial Statements and Supplementary Data . . . . . . . . . . . .    23
9.   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . .    23

          PART III

10.  Directors and Executive Officers of the Registrant  . . . . . . . .    23
11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . .    27
12.  Security Ownership of Certain Beneficial Owners and Management  . .    35
13.  Certain Relationships and Related Transactions  . . . . . . . . . .    37

          PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  .     38
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    41

                                     PART I

ITEM 1. BUSINESS

GENERAL


Evans Withycombe Residential, Inc. was formed in August 1994 as a self-managed and self-administered real estate investment trust to continue and expand the multifamily apartment operations of Evans Withycombe. Unless the context otherwise requires, references to the "Company" shall include the Company's predecessor, Evans Withycombe, Inc., and its affiliates, predecessors and partners (collectively, "Evans Withycombe"), Evans Withycombe Residential, L.P., Evans Withycombe Finance Partnership, L.P., Evans Withycombe Finance, Inc. and Evans Withycombe Management, Inc. The Company is regionally focused in Arizona and Southern California.


The Company's portfolio consists of stabilized communities and communities under construction and in lease-up:

* STABILIZED COMMUNITIES. At December 31, 1996, the Company owned and managed 49 stabilized apartment communities (a property is considered stabilized when it reaches 93 percent occupancy) located in metro Phoenix, Arizona; metro Tucson, Arizona; and Riverside/San Bernardino, California. The stabilized portfolio increased 2,852 units or 25.8 percent from 11,053 units at December 31, 1995 to 13,905 units at December 31, 1996.

* COMMUNITIES UNDER CONSTRUCTION AND IN LEASE-UP. At December 31, 1996, the Company owned five apartment communities under construction and in lease-up with a total of 1,078 apartments. Three of these communities were new developments and two were expansions of existing communities owned by the Company.

COMPANY FORMATION


The Company was incorporated on May 24, 1994 to develop, acquire, own and manage upscale multifamily apartment communities. On August 17, 1994, the Company completed an initial public offering (the "Initial Public Offering") and engaged in various formation transactions designed to transfer ownership of the communities and other assets of the predecessor company to Evans Withycombe Residential, L. P. (the "Operating Partnership") or Evans Withycombe Finance Partnership, L.P. (the "Financing Partnership"). The Company is the sole general partner of and owned a 79.7 percent interest in the Operating Partnership at December 31, 1996. The Operating Partnership owns 99 percent of the Financing Partnership. The remaining one percent interest in the Financing Partnership is owned by Evans Withycombe Finance, Inc., a wholly owned subsidiary of the Company. The Company also holds a noncontrolling interest in Evans Withycombe Management, Inc. (the "Management Company").


EVANS WITHYCOMBE
RESIDENTIAL, INC.
Evans Withycombe
Residential, L.P.
[Operating Partnership]
Evans Withycombe
Finance, Inc.
Evans Withycombe
Management, Inc.
[Management Company]
Evans Withycombe
Finance Partnership, L.P.
[Financing Partnership]
General partner
interest
1%
Limited partner
interest
78.7%
Limited partner
interest
20.3%
100%
common stock
1%
General partner interest
99%
Limited partner
interest
100% Non-voting common stock
1% Voting common stock
(99% of economic interest)
99% Voting common stock
(1% economic interest)
Current and former
members of senior
management



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

COMPANY ADVANTAGES

The Company believes that the following factors have accounted for the Company's success and will contribute to the Company's prospects for future growth:

* REGIONAL FOCUS. The Company has focused on becoming a major presence in each of its markets, allowing it to capitalize on its superior customer service, product design and property locations while establishing and maintaining a strong brand identity. The Company seeks to operate in markets where population and employment growth rates are expected to exceed the national averages and where it believes it can become one of the regionally significant owners and managers of multifamily apartment properties.

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


          On February 27, 1997, the Company acquired Canyon Ridge Apartments, a 162 unit apartment community located in San Diego California for approximately $11 million. The acquisition brings the total number of units owned by the Company in Southern California to 2,062 units.



          The Company has also entered into an agreement to acquire an additional apartment community containing 336 units in Corona Hills, California for approximately $23 million, of which $18.35 million will be represented by the assumption of debt and the remainder will be funded with proceeds from the Revolving Credit Facility.



* PROPERTY LOCATIONS. The Communities are located in growing sub-markets in Phoenix and Tucson, Arizona and Southern California. The Communities are in sub-markets close to areas of employment, transportation and shopping, and in master planned communities.


* REPUTATION FOR QUALITY. As a long-term investor, the Company develops and acquires its communities for long-term value. The properties developed by the Company share an innovative design approach characterized by high-quality construction, architectural detail, attractive landscaping, extensive amenities and interior features. Similarly, in seeking acquisition properties, the Company identifies properties which after refurbishment meet the same standards. The Company's reputation for quality in its markets has led to success in obtaining development entitlements and brand name identification in its primary markets.

* EXPERIENCED MANAGEMENT IN FULLY-INTEGRATED ORGANIZATION. With an average of over 18 years in the multifamily apartment business, the Company's executive management team has extensive development, construction, acquisition, refurbishment, marketing and property management experience, and has gained in-depth knowledge of the multifamily apartment industry and the Company's markets. Of the Stabilized Communities, the Company has developed 19 new properties and 9 expansions to existing properties consisting of 5,682 apartments. It has acquired and refurbished 30 properties consisting of 8,223 apartments.

* WELL-TRAINED WORKFORCE. The Company believes that employee training has been integral to its success. The Company conducts numerous training sessions and prides itself on the quality and experience of its employees. The Company's size and concentration in its principal markets provide qualified employees with opportunities for advancement within the Company. The Company believes employee stability enhances operating efficiency and productivity.

* SERVICE-ORIENTED PHILOSOPHY. The Company will continue its tradition of focusing on extensive resident amenities and customer service designed to maintain high occupancy, premium rental rates and low resident turnover.
     By providing efficient service and soliciting customer feedback, the Company believes it maintains a high level of customer satisfaction which results in lower turnover and more frequent rental referrals by existing residents. Emphasizing product differentiation and customer service, the Company has created and continues to strengthen its brand image in its primary markets.


The Company's results of operations are subject to certain uncertainities, including, for example, population and employment growth rates and household formations, the availability of properties for purchase, the actual timing of the Company's planned acquisitions and developments, the strength of the local economies in the sub-markets in which the Company operates and the Company's ability to successfully manage its planned expansion into Southern
California. No assurance can be given that actual results will meet the Company's expectations and projections with respect to such uncertainties.


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

* GROWTH FROM EXISTING PROPERTIES. The Company believes that cash flow from existing properties will improve as supply and demand of apartment units stabilize in Tucson and certain Phoenix sub-markets, as the Southern California rental market continues to improve, and through the Company's property management programs. The property management team for each apartment community includes on-site management and maintenance personnel. The property management teams perform leasing and rent collection functions and coordinate resident services. All personnel are extensively trained and are encouraged to continue their education through both Company-sponsored and outside training. Property management personnel utilize state-of-the-art on-site computer management systems to assist in the timely leasing of vacant apartments, collection of rents, maintenance management and delivery of services to the apartment residents. In accordance with the REIT requirements of the Internal Revenue Code of 1986, as amended (the "Code"), certain of the services with respect to the communities are provided through independent contractors.

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


* DEVELOPMENT STRATEGY. The Company seeks to develop properties in markets where it discerns a strong demand, which the Company anticipates will enable it to achieve attractive rates of return. Communities currently under construction as listed under development and construction activity on page 7 and the number of communities stabilized since the Initial Public Offering that are included in Item 2 Properties on page 6 are specific examples of the Company's implementation of its growth strategy through development.


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

* ACQUISITION STRATEGY. The Company believes that it is well positioned to take advantage of market timing opportunities in certain Southern California markets, which will permit it to acquire existing apartment properties at favorable prices. The Company focuses on properties with below market occupancies and rents, so that it can benefit both from property repositioning and market improvements. The target acquisition properties will often be under-managed, but fundamentally sound properties. Improvements to landscaping, recreational amenities, and apartment interiors, coupled with more effective management and marketing, may result in significant revenue increases over revenue levels at the time of acquisition. Such repositioning may require substantial expenditures for capital improvements, refurbishments and marketing.

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

* DISPOSITION STRATEGY: The Company may, from time to time, elect to sell certain of its properties or exchange such properties for other properties in a tax-free exchange when it believes that such assets could be better deployed elsewhere.

* THIRD PARTY FEE MANAGEMENT BUSINESS. The Company succeeded to the third party property management activities of its predecessor. Although it contributes a small part of the Company's revenues, the Management Company continues to manage multifamily properties owned by third parties. The fee management business is highly competitive and fragmented. The Company's competitors include a variety of local, regional and national firms with no one firm controlling a significant market share in the Company's markets. The Company will take advantage of its reputation and experience as a property manager and accept property management assignments that it expects to be profitable and which fit well with the Company's property portfolio.


     Effective March 1, 1997, the Company entered into an agreement to manage four apartment communities located in Phoenix, Arizona containing approximately 570 units increasing the third party fee managed portfolio to nine apartment communities containing approximately 1,800 units.


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

Stabilized Properties

The following sets forth certain information regarding the current Stabilized Communities. All of the Communities are owned 100 percent in fee by the Company. For a description of liens on certain of the Communities listed below, see Schedule III - Real Estate Investments and Accumulated Depreciation on page F-17.


                                                                                                                           PHYSICAL
                                                                                                  AVERAGE    AVERAGE      OCCUPANCY
                                                                                 YEAR              UNIT      PHYSICAL       AS OF
                                                                               DEVELOPED           SIZE      OCCUPANCY     DECEMBER
                                              NUMBER OF        DEVELOPED/         OR              (SQUARE      DURING           31,
STABILIZED COMMUNITIES           CITY         APARTMENTS        ACQUIRED       ACQUIRED             FEET)     1996 (1)     1996 (1)
----------------------           ----         ---------        ---------       ---------          -------    ---------    ----------
ARIZONA:
    PHOENIX:
Acacia Creek                   Scottsdale         508           Acquired           1995              910         97%         98%
Bayside at the Islands           Gilbert          272           Developed          1988              870         93%         94%
Country Brook (4)               Chandler          396            Acq/Dev      1991/1993/1996         961         93%         92%
Deer Creek Village               Phoenix          308           Acquired           1991              819         97%         92%
Gateway Villas                 Scottsdale         180           Developed          1995              998         96%         97%
Greenwood Village                 Tempe           270           Acquired           1993              884         96%         93%
Heritage Point                    Mesa            148           Acquired           1994              773         95%         91%
La Mariposa                       Mesa            222           Acquired           1990              928         95%         93%
La Valencia                       Mesa            361           Acquired           1990              950         92%         87%
Ladera                           Phoenix          248           Developed          1996            1,012         95%         98%
Little Cottonwoods                Tempe           379          Acq/Acq/Dev      1989/89/90         1,023         91%         85%
Los Arboles (2)                 Chandler          232           Developed          1985              851         95%         92%
Mirador                          Phoenix          316           Developed          1996              987         85%         94%
Miramonte                      Scottsdale         151           Developed          1983              782         98%         99%
Morningside                    Scottsdale         160           Acquired           1992            1,019         95%         99%
Mountain Park Ranch              Phoenix          240           Developed          1995              961         93%         93%
Park Meadow (4)                  Gilbert          224            Acq/Dev         1992/1996           880         96%         93%
Preserve at Squaw Peak           Phoenix          108           Acquired           1991              952         96%         90%
Promontory Pointe (3)            Phoenix          304           Acquired           1988              986         91%         83%
Rancho Murietta                   Tempe           292           Acquired           1995              866         97%         87%
Scottsdale Courtyards          Scottsdale         274           Developed          1993            1,044         97%        100%
Scottsdale Meadows             Scottsdale         168           Developed          1984              888         95%         99%
Shadow Brook                     Phoenix          224           Acquired           1993            1,010         97%         98%
Shores at Andersen Springs      Chandler          299           Developed        1989/1993           889         97%         97%
Silver Creek                     Phoenix          174           Acquired           1991              775         98%         97%
Sonoran                          Phoenix          429           Developed          1995              965         93%         89%
Sun Creek                       Glendale          175           Acquired           1993              762         98%         98%
Superstition Vista                Mesa            316           Acquired           1995              950         97%         96%
The Enclave                       Tempe           204           Developed          1995              952         97%        100%
The Heritage                     Phoenix          204           Developed          1995              973         93%         92%
The Ingleside                    Phoenix          120           Developed          1995              987         96%         94%
The Meadows                       Mesa            306           Acquired           1987              809         94%         92%
The Palms                        Phoenix          132           Developed          1990            1,026         93%         96%
The Pines                         Mesa            194           Acquired           1992              887         96%         94%
Towne Square (4)                Chandler          584            Acq/Dev      1992/1995/1996         960         92%         90%
Villa Encanto                    Phoenix          382           Developed          1983              810         99%         99%
Village at Lakewood              Phoenix          240           Developed          1988              857         94%         98%
                                                ------
                                                9,744
                                                ------
   TUCSON:
Harrison Park (3)                Tucson           172           Acquired         1991/1996           809         87%         85%
La Reserve                     Oro Valley         240           Developed          1988              900         91%         92%
Orange Grove Village (4)         Tucson           400            Acq/Dev         1991/1996           714         93%         87%
Suntree Village                Oro Valley         424           Acquired           1992              831         91%         93%
The Arboretum                    Tucson           496            Acq/Dev         1992/1995           886         93%         89%
The Legends                      Tucson           312           Developed          1995            1,041         94%         94%
Village at Tanque Verde          Tucson           217            Acq/Dev         1990/1995           694         90%         83%
                                              --------
                                                2,261
                                              --------
Total Arizona                                  12,005
CALIFORNIA:
The Ashton                    Corona Hills        492           Acquired           1995              850         94%         92%
Canyon Crest Views (5)          Riverside         178           Acquired           1996            1,193         97%          96%
Portofino (6)                  Chino Hills        176           Acquired           1996              873         99%         98%
Parkview Terrace (6)            Redlands          558           Acquired           1996              801         96%         95%
Redlands Lawn & Tennis (7)      Redlands          496           Acquired           1996              795         89%         89%
                                              --------                                            --------
Total California                                1,900
                                              --------
                                              --------
               Total                           13,905                                              44,343
                                              --------                                            --------
                                              --------                                            --------
               Weighted Average                   283                                                 905
                                              --------                                            --------
                                              --------                                            --------

_________

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

DEVELOPMENT AND CONSTRUCTION ACTIVITY

The apartment Communities under Construction and in Lease-Up are listed below:


                                                                                               ACTUAL      ACTUAL OR
                                                                   AVERAGE     ESTIMATED       DATE OF     ESTIMATED    ESTIMATED
                                                                    UNIT     CONSTRUCTION   CONSTRUCTION   COMMENCE-     DATE OF
                                                      TOTAL         SIZE         COST         COMMENCE-     MENT OF    STABILIZED
         NAME                           CITY          UNITS       (SQ. FT.)   (MILLIONS)        MENT       LEASE-UP     OCCUPANCY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            QUARTER
                                                                                          ------------------------------------------
PHOENIX
The Hawthorne                           Phoenix          276           904       $   17          4:95          3:96         3:97
The Isle at Arrowhead Ranch             Glendale         256           940           17          2:96          4:96         4:97
Promontory Pointe II
   Expansion                            Phoenix          120         1,013            8          4:95          3:96         2:97
                                                      ------                      ------
                                                         652                         42
TUCSON
Bear Canyon                             Tucson           238           973           15          3:95          2:96         2:97
Harrison Park II Expansion              Tucson           188           974           10          3:95          2:96         2:97
                                                      ------                      ------
                                                         426                         25
                                                      ------                      ------
     TOTAL                                             1,078                      $  67
                                                      ------                      ------
                                                      ------                      ------

The Company owns sites in the Phoenix area intended for the development of four additional multifamily apartment communities, which, if completed, are expected to contain approximately 1115 apartment units. In February 1997, the Company began the construction at one of the sites of the first phase of The Retreat, which will contain 240 apartment units. Upon completion of the construction of phase I and phase II, The Retreat will ultimately contain 480 apartment units. There can be no assurance, that the Company will succeed in obtaining any necessary governmental approvals or any financing required to develop the remaining sites or the completion of phase II of The Retreat, or that the Company will decide to develop any particular project.


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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS


(a) MARKET INFORMATION: The Company's Common Stock, $.01 par value, is traded on the New York Stock Exchange under the symbol "EWR." The ranges of high and low sales prices of the Company's trading reported on the New York Stock Exchange composite tape of each quarter since the Initial Public Offering through the fourth quarter of 1996 have been as follows:





                                              Sale Prices                       Dividends
                                              ------------
                                          High                Low               Declared
                                          ----                ---               --------

1994
-----
  Third quarter (from August 10 to
                 September 30, 1994)    $21 1/4             $19 3/8              $.18(1)
  Fourth quarter                         21 1/2              17 7/8               .37

1995
-----
  First quarter                          20 7/8              19 1/2               .37
  Second quarter                         20 7/8              18 3/8               .37
  Third quarter                          20 3/8              18 1/2               .38
  Fourth quarter                         21 5/8              18 7/8               .38

1996
-----
  First quarter                          23 1/4              20 3/4               .39
  Second quarter                         23 1/4              20 1/4               .39
  Third quarter                          21 7/8              19 3/4               .40
  Fourth quarter                         22 1/4              20 1/8               .40


--------------

(1) Paid with respect to the period August 17, 1994 to September 30, 1994.

On January 30, 1997, the last reported sale price of the Company's common stock on the New York Stock Exchange was $20 7/8 per share.


Approximately 36 percent, 30 percent and 25 percent of the dividends declared during 1996, 1995 and 1994, respectively, represented return of capital to the shareholders.


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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain financial and operating data on a consolidated basis for the Company and on a combined historical basis for Evans Withycombe. The following information should be read in conjunction with all of the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K/A.


                                                                      YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------
                                                 1996           1995           1994           1993           1992
                                                 (Amounts in thousands, except per share and property information)

OPERATING INFORMATION:
 REVENUES:
   Rental                                       $94,350        $68,864        $51,097        $38,613        $26,876
   Third party management fees                    1,157          1,268          1,668          2,213          2,204
   Interest and other                             6,195          4,478          4,424          3,112          2,373
                                              ---------------------------------------------------------------------
Total revenues                                  101,702         74,610         57,189         43,938         31,453
 EXPENSES:
   Repairs and maintenance                       11,607          8,293          6,288          4,730          3,272
   Other property operating                      12,713          8,699          7,834          6,593          4,684
   Advertising                                    1,864          1,244            966          1,022            783
   Real estate taxes                              6,915          4,723          3,204          2,869          2,307
   Property management                            3,225          2,825          2,505          2,605          2,417
   General and administrative                     1,698          1,588          1,409          1,466          1,360
   Interest                                      24,225         12,650          7,836          6,361          5,909
   Depreciation and amortization                 20,885         13,762         10,333         10,319          7,146
   Write-down of real estate
     assets(1)                                        -              -              -          1,361         10,284
   Other(2)                                           -              -          5,233              -              -
                                              ---------------------------------------------------------------------
 Total expenses                                  83,132         53,784         45,608         37,326         38,162
                                              ---------------------------------------------------------------------

 Income (loss) before minority
  interest and extraordinary item                18,570         20,826         11,581          6,612         (6,709)
 Minority interest (3)                           (4,010)        (4,594)        (1,548)             -              -
 Extraordinary item-gain on
  extinguishment of debt (1)                          -              -              -          6,061         12,569
                                              ---------------------------------------------------------------------

 Net income                                     $14,560        $16,232        $10,033        $12,673         $5,860
                                              ---------------------------------------------------------------------
                                              ---------------------------------------------------------------------
 Earnings per share (4)                           $0.84        $  1.01
                                              ---------      ---------
                                              ---------      ---------
 Earnings per share for the period
 August 17 to December 31, 1994
  (4)                                                                         $  0.38
                                                                             --------
                                                                             --------


                                                                              YEAR ENDED DECEMBER 31,
                                                           1996            1995          1994           1993           1992
                                                     --------------------------------------------------------------------------
OTHER INFORMATION:                                        (Amounts in thousands, except per share and property information)
Cash flows from:
   Operating activities                                $   38,587      $  36,531      $  21,609      $  20,897      $  13,271
   Investing activities                                  (129,461)      (118,061)      (211,651)       (79,511)       (61,829)
   Financing activities                                    89,808         82,725        190,003         57,417         50,792
Total stabilized communities                                   49             41             32             31             27
      (end of period)
Total number of apartments                                 13,905         11,053          7,924          7,695          6,502
   (end of period)
Physical occupancy (end of                                     93%            96%            97%            97%            97%
   period) (5)
Weighted average number of                                 12,887          9,798          7,740          6,641          4,998
   apartments (6)
Weighted average monthly                                     $715           $641           $586           $532           $498
   revenue per unit (7)



                                                                                       DECEMBER 31,
                                                           1996           1995           1994           1993           1992
                                                       -----------------------------------------------------------------------
                                                                              (Amounts in thousands)
BALANCE SHEET INFORMATION:
Real estate, before accumulated depreciation             $761,550       $587,183       $399,987       $292,513       $215,549
Total assets                                              736,334        580,495        403,540        271,055        204,836
Total debt                                                436,172        297,456        127,787        106,545         64,792
Minority interest                                          56,592         64,487         52,626              -              -
Equity                                                   $229,005       $198,148       $204,667       $142,886       $122,135

---------

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

(7) Weighted average monthly revenue per apartment is derived by dividing rental income by the weighted average number of available apartments.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          (Amounts in thousands, except apartment data)


The following discussion, which is based primarily on the consolidated financial statements of Evans Withycombe Residential, Inc. and the combined financial statements of its predecessor, should be read in conjunction with the "Selected Financial Data" and all financial statements appearing elsewhere in this Annual Report on Form 10-K/A. The consolidated financial statements of the Company consist of the Communities and the Management Company.


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

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31, 1995

                                                 YEAR ENDED
                                                DECEMBER 31,
                                         ------------------------
                                                                     PERCENTAGE
                                            1996           1995        CHANGE
                                         ---------      ---------    -----------
   Rental income                         $  94,350      $  68,864        37.0%
   Third party management fees               1,157          1,268        (8.7)
   Interest and other                        6,195          4,478        38.3
                                         ---------      ---------    --------
       Total revenues                      101,702         74,610        36.3


   Property operating and maintenance (1)   26,184         18,236        43.5
   Real estate taxes                         6,915          4,723        46.4
   Property management                       3,225          2,825        14.2
   General and administrative                1,698          1,588         6.9
   Interest                                 24,225         12,650        91.5
   Depreciation and amortization            20,885         13,762        51.8
                                         ---------      ---------    --------
   Total expenses                           83,132         53,784        54.6
                                         ---------      ---------    --------
   Income before minority interest       $  18,570      $  20,826       (10.8)%
                                         ---------      ---------    --------
                                         ---------      ---------    --------

   Weighted average monthly rental
     revenue per unit                       $  715         $  641
                                          --------       --------
                                          --------       --------
   Weighted average number of apartments    12,887          9,798
                                          --------       --------
                                          --------       --------
   Economic occupancy (2)                     90.0%          91.6%
                                          --------       --------
                                          --------       --------

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

                                                   YEAR ENDED
                                                  DECEMBER 31,
                                           -----------------------
                                                                    PERCENTAGE
                                               1996          1995      CHANGE
                                           ---------     ---------   ---------
   Rental income                           $  55,074     $  55,202       (.2)%
   Other Income                                3,296         2,581      27.7
                                           ---------     ---------   ---------
                                              58,370        57,783       1.0

   Property operating and maintenance         16,134        14,619      10.4
   Real estate taxes                           3,995         3,906       2.3
                                           ---------     ---------   ---------
                                              20,129        18,525       8.7
                                           ---------     ---------   ---------
   Property net operating income           $  38,241     $  39,258      (2.6)%
                                           ---------     ---------   ---------
                                           ---------     ---------   ---------

   Weighted average monthly rental
      revenue per unit                        $  654        $  638
                                           ---------     ---------
                                           ---------     ---------
   Economic occupancy                           89.7%         91.1%
                                           ---------     ---------
                                           ---------     ---------

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


                                                       YEAR ENDED
                                                       DECEMBER 31,
                                                 -----------------------
                                                    1996            1995
                                                 ---------      --------
          Rental income                          $ 12,606       $  7,113
          Other income                                680            541
                                                 ---------      --------
                                                   13,286          7,654
          Property operating and
            maintenance                             2,532          1,734
          Real estate taxes                         1,011            407
                                                 ---------      --------
                                                    3,543          2,141
                                                 ---------      --------
          Property net operating income          $  9,743       $  5,513
                                                 ---------      --------
                                                 ---------      --------
          Weighted average number of
            apartments                               1,521           888
                                                 ---------      --------
                                                 ---------      --------

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


                                                        YEAR ENDED
                                                        DECEMBER 31,
                                                 -----------------------
                                                    1996          1995
                                                 ---------      --------
          Rental income                          $  11,276      $ 1,281
          Other income                                 720          128
                                                 ---------      --------
                                                    11,996        1,409
          Property operating and
            maintenance                              3,203          700
          Real estate taxes                            790           30
                                                 ---------      --------
                                                     3,993          730
                                                 ---------      --------
          Property net operating income          $   8,003      $   679
                                                 ---------      --------
                                                 ---------      --------

          Weighted average number of
            apartments in lease-up                   1,398          174
                                                 ---------      --------
                                                 ---------      --------

ACQUISITIONS

Acquisitions consist of eight properties containing 3,016 apartment units, which have been acquired by the Company since January 1, 1995. Increase in the year ended December 31, 1996, as compared to the year ended December 31, 1995, are the result of the increase in the weighted average number of apartments.


                                                       YEAR ENDED
                                                       DECEMBER 31,
                                                 -----------------------
                                                     1996          1995
                                                 ---------      --------
          Rental income                          $  15,394      $  5,268
          Other income                                 727           193
                                                 ---------      --------
                                                    16,121         5,461

          Property operating and
            maintenance                              4,315         1,183
          Real estate taxes                          1,119           380
                                                 ---------      --------
                                                     5,434         1,563
                                                 ---------      --------
          Property net operating income          $  10,687      $  3,898
                                                 ---------      --------
                                                 ---------      --------
          Weighted average number of
            apartments                               2,044           769
                                                 ---------      --------
                                                 ---------      --------

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31, 1994

        TOTAL PORTFOLIO                         DECEMBER 31,        PERCENTAGE
                                              1995         1994       CHANGE
                                            -------      -------    ----------
        Rental income                       $68,864      $51,097      34.8%
        Third party management fees           1,268        1,668     (24.0)%
        Interest and other                    4,478        4,424       1.2%
                                            -------      -------     ------
                                             74,610       57,189      30.5%

        Property operating and maintenance   18,236       15,088      20.9%
        Real estate taxes                     4,723        3,204      47.4%
        Property management                   2,825        2,505      12.8%
        General and administrative            1,588        1,409      12.7%
        Interest                             12,650        7,836      61.4%
        Depreciation and amortization        13,762       10,333      33.2%
        Other                                     -        5,233         -
                                            -------      -------     ------
                                             53,784       45,608      17.9%
                                            -------      -------     ------
        Income before minority interest     $20,826      $11,581      79.8%
                                            -------      -------     ------
                                            -------      -------     ------
        Weighted average number of
           apartments                         9,798        7,740
                                            -------      -------
                                            -------      -------
        Economic occupancy                     91.6%        92.3%
                                            -------      -------
                                            -------      -------

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


                                                   DECEMBER 31,      PERCENTAGE
                                                 1995        1994      CHANGE
                                               -------      -------  ----------
         Rental income                         $52,940      $49,712      6.5%
         Other income                            2,568        3,180    (19.2)%
                                               -------      -------    ------
                                                55,508       52,892      4.9%
         Property operating and maintenance     14,213       14,589     (2.6)%
         Real estate taxes                       3,671        3,180     15.4%
                                               -------      -------     ------
                                                17,884       17,769       .6%
                                               -------      -------     ------
         Property net operating income         $37,624      $35,123      7.1%
                                               -------      -------     ------
                                               -------      -------     ------
         Weighted average monthly rental
            revenue per unit                   $   638      $   586
                                               -------      -------
                                               -------      -------
         Economic occupancy                      91.5%        92.5%
                                               -------      -------
                                               -------      -------

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

                                                         DECEMBER 31,
                                                      1995          1994
                                                     ------        ------
          Rental income                              $9,766        $1,248
          Other income                                  636            84
                                                     ------        ------
                                                     10,402         1,332
          Property operating and maintenance          2,604           459
          Real estate taxes                             560            18
                                                     ------        ------
                                                      3,164           477
                                                     ------        ------
          Property net operating income              $7,238        $  855
                                                     ------        ------
                                                     ------        ------
ACQUISITIONS

Acquisitions consist of five properties containing 1,756 apartment units which have been acquired by the Company since the Initial Public Offering in August 1994. Increases in 1995 as compared to 1994 are the result of the acquisition of four properties in 1995 consisting of 1,608 apartment units compared to one property consisting of 148 apartment units in 1994.

                                                         DECEMBER 31,
                                                      1995          1994
                                                     ------        ------
          Rental income                              $6,158        $  137
          Other income                                  239             5
                                                     ------        ------
                                                      6,397           142
          Property operating and maintenance          1,419            40
          Real estate taxes                             492             6
                                                     ------        ------
                                                      1,911            46
                                                     ------        ------
          Property net operating income              $4,486        $   96
                                                     ------        ------
                                                     ------        ------
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

CAPITAL RESOURCES

At December 31, 1996, the Company's total debt was approximately $436.2 million and the Company's debt to total market capitalization (Market Equity plus Debt) was approximately 47.4 percent. The Company received an investment grade rating of "BBB-" from Standards and Poors, and "Baa3" from Moody's in December 1996.


A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. A rating of (a) BBB- from Standard & Poors Corporation indicates that the obligations of the Company exhibit adequate protection parameters and
(b) Baa3 from Moody's Investor Service Inc. indicates that the obligations of the Company are considered to be medium-grade obligations that are neither highly protected nor poorly secured.


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

REVOLVING CREDIT FACILITY


On September 25, 1996, the Company expanded its existing $125 million unsecured Revolving Credit Facility to $225 million with a Bank Group. The Revolving Credit Facility bears interest at a floating rate of London Interbank Offered Rate (LIBOR) plus 150 basis points (100 basis points is the equivalent of 1.0 percent) (or, at the option of the Company, at the prime rate announced by the Banks). The interest rate was reduced 25 basis points upon the Company achieving an investment grade rating of "Baa3" or "BBB-". The Revolving Credit Facility has a term of three years, with an option to extend for one year and provides for monthly payments of interest only. It will be used to finance acquisitions, to fund construction and development and renovation costs, and for working capital purposes. At December 31, 1996, there was $152 million outstanding on the Revolving Credit Facility, with an effective interest rate of
7.20 percent. The Revolving Credit Facility contains customary representations, covenants and events of default, including a limitation which restricts dividends to 95 percent of Funds From Operations, as defined on page 22. The Company does not expect that the covenants will affect its ability to pay dividends in accordance with its current dividend policy or its ability to maintain a REIT status.

The table below outlines the Company's debt structure as of December 31, 1996 (amounts in thousands).

                                               OUTSTANDING     WEIGHTED AVERAGE
                                                  BALANCE        INTEREST RATE
                                               ------------    ----------------
FIXED RATE DEBT:
  Mortgage Debt
    Conventional . . . . . . . . . . . . . .     $  89,652        7.87%
    Mortgage Loan Certificates . . . . . . .       130,520        8.05
                                                 ----------      --------
      Total Fixed Rate Debt. . . . . . . . .       220,172        7.98

VARIABLE RATE DEBT:
  Tax Exempt Bonds . . . . . . . . . . . . .        64,000        5.70
  Revolving Credit Facility. . . . . . . . .       152,000        7.20
                                                 ----------      --------
      Total Variable Rate Debt . . . . . . .       216,000        6.76
                                                 ----------      --------
      Total Debt . . . . . . . . . . . . . .    $  436,172        7.37%
                                                 ----------      --------
                                                 ----------      --------

The Company had 4,806 unencumbered apartment units related to the Stabilized Communities (including properties with debt that was repaid in January 1997) and 1,198 unencumbered apartment units related to the Communities Under Construction and in Lease-Up at December 31, 1996.

SUBSEQUENT OFFERINGS AND REGISTRATION STATEMENTS

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

On February 14, 1997, the Company completed a public offering of 1,800,000 shares of its common stock. Net proceeds to the Company were approximately $35,820,000. The Company used the proceeds to pay down the Revolving Credit Facility.


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


                                                                      YEAR ENDED DECEMBER 31,
                                                  1996           1995           1994 (a)       1993           1992
                                                  ----           ----           --------       ----           ----
                                                                     (Amounts in thousands)

Income (loss) before extraordinary              $18,570        $20,826        $16,814         $6,612       $(6,709)
   items and minority interest
Depreciation and amortization                    20,712         13,624         10,333         10,319          7,146
Amortization of executive deferred
    compensation expense                            390            693            267              -              -
                                                -------------------------------------------------------------------
Funds from operations                           $39,672        $35,143        $27,414        $16,931           $437
                                                -------------------------------------------------------------------
                                                -------------------------------------------------------------------

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

Acquisition of assets and community expenditures for the years ended December 31 are as follows:

                                                       1996            1995
                                                    --------        --------
          New community development                $  82,177      $  107,223
          Acquisitions                                88,648          77,895
          Nonrecurring capital expenditures
            Vehicle access control gates                 551               -
            Computer upgrade                             413             202
          Recurring capital expenditures:
            Community additions and
              improvements                             2,374           1,547
          Corporate additions and improvements           348             549
                                                    --------        --------
                                                    $174,511        $187,416
                                                    --------        --------
                                                    --------        --------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth on pages F-1 to F-22 of this Annual Report on Form 10-K/A.

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

Richard G. Berry was appointed President and Chief Operating Officer of the Company on January 21, 1997. Prior to that time, Mr. Berry served as the Executive Vice President and a director of the Company since its formation in May 1994 and has served as the Executive Vice President of Evans Withycombe, Inc. since 1992.

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

Joseph W. O'Connor became a director of the Company concurrently with the closing of the Initial Public Offering in August 1994. Mr. O'Connor has been active in real estate since 1970 and has served for 14 years as the President and Chief Executive Officer of Copley Real Estate Advisors, Inc. In 1996, Copley Real Estate Advisors merged with Aldrich, Eastman and Waltch to form AEW Capital Management L.P. where Mr. O'Connor is currently Co-Chairman.
Mr. O'Connor is a graduate of Holy Cross College and earned his Masters of Business Administration Degree at Harvard Business School. He has lectured extensively and is affiliated with numerous real estate professional organizations and community affairs. At the present time, Mr. O'Connor is either a Director or Trustee of the following entities: The Urban Land Institute, Copley Properties, Inc., The New England Aquarium, Harvard Management Company, Children's Hospital and the MIT Center for Real Estate Development.


                                                   DIRECTORS CONTINUING IN OFFICE

                                                                                                    DIRECTOR        TERM
NAME                              AGE                  PRESENT POSITION WITH THE COMPANY              SINCE        EXPIRES
----                              ---                 ---------------------------------            --------       -------
Stephen O. Evans                  51                      Chairman of the Board and
                                                            Chief Executive Officer                   1994          1998
F. Keith Withycombe               52                               Director                           1994          1999
Joseph F. Azrack                  49                               Director                           1994          1998
G. Peter Bidstrup                 66                               Director                           1994          1999
John O. Theobald II               52                               Director                           1994          1998

Stephen O. Evans has served as the Chairman of the Board and Chief Executive Officer of the Company since its formation in May 1994. Mr. Evans founded the predecessor of the Company in 1977 and served as Chairman of the Board and Chief Executive Officer. From 1973 to 1977, Mr. Evans was Investment Vice President of W.R. Schulz & Associates, at that time Arizona's largest apartment development company. He earned his Bachelor of Science in Business Administration and Masters of Business Administration degrees from Arizona State University. He also served as an officer in the United States Air Force for four years. Mr. Evans affiliations include National Multi-Housing Council; National Association of Real Estate Investment Trusts (NAREIT); Lambda Alpha, a National Land Economic Fraternity; and Urban Land Institute.


F. Keith Withycombe has served as a director of the Company since its formation in May 1994 and served as the President and Chief Operating Officer of the Company since its formation until January 21, 1997. Prior to that time, Mr. Withycombe served as the President of Evans Withycombe, Inc. From 1973 to 1981, Mr. Withycombe was Vice President and a Managing Partner for W.R. Schulz & Associates where he was responsible for the development and management of a large number of apartment projects, in addition to corporate responsibilities. Mr. Withycombe is a Certified Property Manager. He is a graduate of the United States Air Force Academy with an Engineering Sciences degree, and earned a Master of Industrial Engineering degree from Arizona State University. He also served as an officer in the United States Air Force for six years.


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


Peter Bidstrup became a director of the Company concurrently with the closing of the Company's Initial Public Offering in August 1994. Mr. Bidstrup formed Doubletree, Inc. in 1969 and was Chairman and Chief Executive Officer of the company and its successor, Met Hotels, Inc. until 1991. Since 1991,
Mr. Bidstrup has been a principal officer and director of Bid-Group, Inc., CDT Investments, Inc. and GA Investments, Inc. Manager, COPA Capital, L.L.C.
Mr. Bidstrup also is the founder of Homeward Bound, a non-profit housing organization. His memberships include Association for Corporate Growth; Dean's Council of 100, ASU College of Business; Entrepreneurial Fellow, University of Arizona; Lambda International; the Board of Directors of the World President's Organization; the Board of Directors of the Arizona Community Foundation.
Mr. Bidstrup holds a Bachelor of Science Degree from the United States Military Academy and a Master of Business Administration Degree from the Harvard Graduate School of Business Administration.


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


DIRECTOR DESIGNATION AGREEMENT. The Company has entered into a Director Designation Agreement with each of AEW Partners, L.P. ("AEW"), CIIF
Associates II Limited Partnership, a Delaware limited partnership ("Copley"), Mr. Evans and Mr. Withycombe. Pursuant to the terms of such agreement, (a) AEW has the right to designate for nomination one director for a period of five years following the Company's Initial Public Offering, so long as they continue to hold at least a 7.5% interest in the Company (giving effect to the exchange of all Units (as defined below under "Security Ownership of Certain Beneficial Owners and Management")) for shares of Common Stock and (b) Mr. Evans and
Mr. Withycombe shall each have the right to designate themselves to serve as directors of the Company so long as each of them continues to hold a 7.5% interest in the Company (giving effect to the exchange of all Units for shares of Common Stock) or they jointly hold a 12.5% interest in the Company (giving effect to the exchange of all Units for shares of Common Stock) and each of them continues to serve as an executive officer of the Company. Pursuant to the Director Designation Agreement, (y) each of AEW, Copley, Mr. Evans and
Mr. Withycombe have agreed to vote their Common Shares for the persons nominated for director under the Director Designation Agreement and (z) Mr. Azrack is AEW's initial designee to the Board of Directors and Mr. O'Connor is Copley's initial designee to the Board of Directors. In connection with selling stock in the Company's May 1996 Offering, Copley owned less than a 7.5 % interest in the Company. As a result, Copley has lost its right to designate for nomination one director in the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of January 27, 1997, the names, ages and positions of each of the Company's executive officers.


          NAME             AGE                         POSITION
     --------------------  ---       -------------------------------------------------
     Stephen O. Evans      51        Chairman of the Board and Chief Executive Officer
     Richard G. Berry (1)  52        President, Chief Operating Officer and Director
     Jay E. Northrop       51        Senior Vice President--Property Management
     G. Edward O'Clair     53        Senior Vice President--Construction
     Paul R. Fannin        40        Senior Vice President , Chief Financial Officer,
                                         Treasurer and Secretary

     (1) Richard G. Berry was appointed President and Chief Operating Officer on January 21, 1997.

Stephen O. Evans has served as the Chairman of the Board and Chief Executive Officer of the Company since its formation in May 1994. Mr. Evans founded the predecessor of the Company in 1977 and served as Chairman of the Board and Chief Executive Officer. From 1973 to 1977, Mr. Evans was Investment Vice President of W.R. Schulz & Associates, at that time Arizona's largest apartment development company. He earned his Bachelor of Science in Business Administration and Masters of Business Administration degrees from Arizona State University. He also served as an officer in the United States Air Force for four years. Mr. Evans affiliations include National Multi-Housing Council; National Association of Real Estate Investment Trusts (NAREIT); Lambda Alpha, a National Land Economic Fraternity; and Urban Land Institute.


Richard G. Berry was appointed President and Chief Operating Officer of the Company on January 21, 1997. Prior to that time, Mr. Berry served as the Executive Vice President and a director of the Company since its formation in May 1994 and has served as the Executive Vice President of Evans Withycombe, Inc. since 1992. From 1983 to 1992, Mr. Berry served as Chairman of the Board of Berry and Boyle, a real estate investment and development management company. Prior to 1983, Mr. Berry served as Executive Vice President of Hutton Real Estate Services and was responsible for that firm's real estate investment and management activities. Mr. Berry earned a Bachelor of Architecture degree and a Masters of Business Administration degree from the University of Michigan. He also served as an officer of a United States Navy mobile construction battalion for three years.


Jay E. Northrop has served as a Senior Vice President -- Property Management of the Company since its formation in May 1994. From 1981 to 1994, Mr. Northrop served as Senior Vice President -- Property Management of Evans Withycombe, Inc. Prior to that time, Mr. Northrop served as a District Manager for W.R. Schultz & Associates, where he was responsible for the property operations of a large number of apartment communities. Mr. Northrop holds a Bachelor of Science degree in Business Administration from Arizona State University.


G. Edward O'Clair has served as the Senior Vice President -- Construction of the Company since its formation in May 1994. From 1978 to 1994, Mr. O'Clair served as the Senior Vice President -- Construction of Evans Withycombe, Inc. Mr. O'Clair has been involved in the construction management field since 1967.
Prior to joining Evans Withycombe's predecessor in 1978, Mr. O'Clair supervised the construction of numerous residential and commercial projects for Stanley Development Company and C.J. Hassett Corporation, both located in Arizona.
Mr. O'Clair is a licensed general contractor in the state of Arizona and holds a Bachelor of Science degree in Business Administration from Arizona State University.


Paul R. Fannin has served as the Senior Vice President. Chief Financial Officer, Treasurer and Secretary of the Company since its formation in May 1994 and was appointed Secretary in 1996. Prior to that time, Mr. Fannin served as the Vice President -- Asset Management of Evans Withycombe, Inc. since 1986. From 1983 to 1986, Mr. Fannin served as the Director of Finance of an Arizona real estate development firm for three years, and was a member of the tax staff of a public accounting firm for a period of three years. Mr. Fannin is a Certified Public Accountant licensed in the State of Arizona and holds a Bachelor of Science degree in Accounting from the University of Arizona and a Masters of Business Administration degree from Arizona State University.


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

                           SUMMARY COMPENSATION TABLE


                                                                                                        LONG TERM
                                                         ANNUAL COMPENSATION                        COMPENSATION AWARDS
                                                ---------------------------------------   ---------------------------------------
                                                                                          RESTRICTED     SECURITIES
                                                                           OTHER ANNUAL     STOCK        UNDERLYING      ALL OTHER
                                       YEAR     SALARY (2)     BONUS       COMPENSATION    AWARDS (3)   OPTIONS/SARS   COMPENSATION
NAME AND PRINCIPAL POSITION             (1)        $             $            $                 $            #             (4) $
---------------------------            -----    ----------     -------     ------------    ----------   ------------   ------------
Stephen O. Evans....................    1996     $204,000      $     --     $ 14,400          --          45,000        $  2,918
 Chairman of the Board and Chief        1995      204,000            --           --          --              --           2,079
 Executive Officer                      1994       71,538        37,500           --          --         150,000           3,179

0. Keith Withycombe (5).............    1996      199,313            --       12,000          --          45,000           2,871
 President and Chief Operating          1995      204,000            --           --          --              --           1,853
 Officer                                1994       45,000        37,500           --          --         150,000           2,738

 Richard G. Berry (5)                   1996      181,188            --       12,000      40,006          54,000           1,812
   Executive Vice President             1995      165,000            --           --          --              --           2,310
                                        1994       53,654        28,125           --          --          65,000           2,767

 G. Edward O'Clair..................    1996      104,500            --        6,000          --          22,500           2,610
   Senior Vice President--              1995       99,493            --           --     423,240              --           1,014
   Construction                         1994       34,219         4,875           --          --           35,000          1,913

Paul R. Fannin......................    1996      116,000        15,000        3,000          --           30,000          1,784
   Senior Vice President-- Chief        1995      103,600            --        3,058     193,160               --          1,857
   Financial Officer, Treasurer and     1994       32,192         3,750        1,071          --           35,000            322
   Secretary

---------


(1) Compensation information contained in the above table for 1994 represents the period from August 17, 1994 (the date of the Initial Public Offering) through December 31, 1994.

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

INFORMATION CONCERNING STOCK OPTIONS

The following table contains information concerning the grant of stock options under the Company's Plan for the 1996 fiscal year to the Named Executive Officers. The table also lists potential realizable values of such options on the basis of assumed annual compounded stock appreciation rates of 5% and 10% over the life of the options which are set at a maximum of ten years.

                      OPTION GRANTS IN THE LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

                                                                                                    POTENTIAL REALIZABLE VALUE
                                                                                                         AT ASSUMED ANNUAL
                           NUMBER OF      PERCENT OF TOTAL                                                RATES OF SHARE
                          SECURITIES           OPTIONS            EXERCISE                              PRICE APPRECIATION
                          UNDERLYING           GRANTED             OR BASE                              FOR OPTION TERM (4)
                        OPTIONS GRANTED    TO EMPLOYEES IN          PRICE          EXPIRATION      ----------------------------
       NAME                 (#)(1)           FISCAL YEAR          ($/SH)(2)          DATE(3)          5%($)(2)       10%($)(2)
----------------------  ---------------    ---------------      ------------     --------------     ------------   ------------
Stephen O. Evans             45,000             13.0%              $22.25         February 2006       $566,000     $1,434,000
F. Keith Withycombe          45,000             13.0%              $22.25         February 2006        566,000      1,434,000
Richard G. Berry             54,000             15.6%              $22.25         February 2006        705,000      1,785,000
G. Edward O'Clair            22,500              6.3%              $22.25         February 2006        283,000        717,000
Paul R. Fannin               35,000              8.7%              $22.25         February 2006        377,000        957,000


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

                AGGREGATED OPTION  EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES



                                                                                 NUMBER OF
                                                                                 SECURITIES
                                                                                 UNDERLYING                 VALUE OF
                                                                                UNEXERCISED               UNEXERCISED
                                                                                  OPTIONS                 IN-THE-MONEY
                                                                               AT FY-END (#)           OPTIONS AT FY-END
                                  SHARES ACQUIRED     VALUE REALIZED ($)        EXERCISABLE/              EXERCISABLE/
          NAME                    ON EXERCISE (#)                              UNEXERCISABLE          UNEXERCISABLE ($)(1)
-------------------------      --------------------   ------------------     -----------------        --------------------

Stephen O. Evans                         -                    -                111,250/83,750           $100,000/$50,000
F. Keith Withycombe (2)                  -                    -                100,000/83,750            100,000/50,000
Richard G. Berry                         -                    -                 46,000/73,000             32,500/32,500
G. Edward O'Clair                        -                    -                 23,125/34,375             17,500/17,500
Paul R. Fannin                           -                    -                 25,000/35,000             17,500/17,500


(1) Market value of underlying Common Stock on date of fiscal year-end minus the exercise price. The closing price on December 31, 1996 was $21.00.
(2) Keith Withycombe resigned as President and Chief Operating Officer effective January 21, 1997 and remains a director of the Company. Richard
     G. Berry was appointed President and Chief Operating Officer on such date.

The Company does not have any stock appreciation rights.

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

INCENTIVE COMPENSATION PLAN


The Company has established an incentive compensation plan for officers and key employees of the Company. This plan provides for payment of a cash bonus to participating officers and key employees if certain performance objectives established for each individual are achieved. Pursuant to such plan, each of Messrs. Evans and Berry shall be entitled to receive a cash bonus of up to 100% of their respective base compensation, respectively, upon the achievement by the Company of specified targets of growth in funds available for distribution per share as determined by the Compensation Committee. The amount of the bonus to other participating officers and key employees is based on a formula determined for each employee by the Compensation Committee or the Chief Executive Officer and President of the Company, which is based on growth in funds available for distribution and specific business unit goals.


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

EXECUTIVE INCENTIVE DEFERRED COMPENSATION PLAN


Prior to the Company's Initial Public Offering, Evans Withycombe, Inc. had in place an Executive Incentive Deferred Compensation Plan (the "Executive Plan"). Pursuant to the Executive Plan, certain executives of Evans Withycombe, Inc. (the "Participants") were granted unfunded, unsecured rights to receive cash payments based on the distributions from certain partnerships in which Evans Withycombe, Inc. owned an interest. The awards would have vested over a six-year period from the date of grant. In connection with the consummation of the Company's Initial Public Offering, all rights of Participants under the Executive Plan were canceled, and the Participants received (a) an aggregate of approximately $2.6 million in cash funded by the Management Company prior to the offering and (b) the right to receive an aggregate of 98,500 shares of restricted stock from the Company one year following the offering if they remained as employees of the Company during such period, of which 82,802 shares were issued on or about August 17, 1995. One third of the shares will vest on each of the second, third and fourth anniversaries of the offering based upon the continued employment by the Company of the Participants.


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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of January 15, 1997 regarding beneficial ownership of the Common Stock and Units of the Company by (i) each person known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer and each of the four highly compensated executive officers of the Company whose cash compensation exceeded $100,000 for the fiscal year ended December 31, 1996 and (iv) the Company's executive officers and directors as a group. "Units" are partnership interests in the Operating Partnership. Units are exchangeable by the holder for cash or, at the Company's option, shares of Common Stock on a one-for-one basis (subject to adjustments) commencing in August 1995. For purposes of this Annual Report on Form 10-K/A, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and generally means the power to vote or exercise investment discretion with respect to securities, regardless of economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                    NUMBER OF
                                  COMMON SHARES      PERCENT OF ALL                            PERCENT OF
   NAME AND ADDRESS OF            BENEFICIALLY        COMMON SHARES         NUMBER OF           ALL UNITS          PERCENT OF
   BENEFICIAL OWNER(1)                OWNED            OUTSTANDING            UNITS            OUTSTANDING       EQUITY INTEREST
------------------------------   --------------     ----------------       ----------        --------------     ----------------

Stephen O. Evans(2). . . . . .       248,252               1.3%             1,808,136              38.7%               8.9%
F. Keith Withycombe(3) . . . .       215,402               1.2%             1,674,886              35.8%               8.2%
Richard G. Berry(4). . . . . .        48,120                 *                110,000               2.3%                 *
G. Edward O'Clair(5) . . . . .        49,828                 *                  4,724                *                   *
Paul R. Fannin (6) . . . . . .        41,334                 *                   -                   -                   *
Joseph F. Azrack(7). . . . . .     2,452,900              13.4%                 __                  __                10.6%
Joseph W. O'Connor(8). . . . .       979,297               5.3%                 __                  __                 4.2%
G. Peter Bidstrup(10). . . . .        25,000                 *                  __                  __                   *
John O. Theobald II(10). . . .         6,000                 *                  __                  __                   *
AEW Partners, L.P. . . . . . .     2,447,900              13.3%                 __                  __                10.6%
CIIF Associates II Limited
  Partnership, a Delaware
  limited partnership. . . . .       974,297               5.3%                 __                  __                 4.2%
ABKB/LaSalle Group(11)........     1,906,750              10.4%                 --                  --                 8.3%

All Executive Officers and
  Directors as a Group (12
  persons)((7)(8)(9) . . . . .     4,112,522              22.0%             3,600,331              77.0%              33.0%


*    Less than 1%.
(1) Unless otherwise noted, the address for each of the persons or entities listed above is 6991 East Camelback Road, Suite A-200, Scottsdale, Arizona, 85251. The address for AEW and Mr. Azrack is 225 Franklin Street, Boston, Massachusetts 02110; the address for CIIF Associates II Limited Partnership and Mr. O'Connor is 399 Boylston Street, Boston, Massachusetts 02116; and the address for ABKB/LaSalle Securities Limited Partnership is 11 South LaSalle Street, Chicago, Illinois 60603.
(2) Includes 111,250 Common Shares subject to options that are exercisable within 60 days. Does not include 83,750 Common Shares subject to options that are not exercisable within 60 days. Does not include shares of Common Stock issuable upon exchange of 1,808,136 Units. All exchanges of Units for shares of Common Stock and exercise of stock options are subject to the Ownership Limit (as defined in the Company's Charter). Without regard to the Ownership Limit, 1,808,136 Units owned by Mr. Evans would be presently exchangeable into a like number of shares of Common Stock and the amount and percentage of shares in the table above for Mr. Evans would be 2,056,388 and 8.9%, respectively.
(3) Includes 111,250 Common Shares subject to options that are exercisable within 60 days. Does not include 83,750 Common Shares subject to options that are not exercisable within 60 days. Does not include shares of Common Stock issuable upon exchange of 1,674,886 Units. All exchanges of Units for shares of Common Stock and exercise of stock options are subject to the Ownership Limit (as defined in the Company's Charter). Without regard to the Ownership Limit, 1,674,886 Units owned by Mr. Withycombe would be presently exchangeable into a like number of shares of Common Stock and the amount and percentage of shares in the table above for Mr. Withycombe would be 1,890,288 and 8.2%, respectively.
(4) Includes 46,000 Common Shares subject to options that are exercisable within 60 days. Does not include 73,000 Common Shares subject to options that are not exercisable within 60 days. Does not include shares of Common Stock issuable upon exchange of 110,000 Units. The 110,000 Units owned by Mr. Berry are presently exchangeable into a like number of shares of Common Stock and, giving effect to such exchange, the amount and percentage of shares in the table above for Mr. Berry would be 158,120 and .7%, respectively.
(5)  Includes 23,125 Common Shares subject to options that are exercisable
     within 60 days.   Does not include 34,375 Common Shares subject to options
     that are not exercisable within 60 days. Does not include shares of Common Stock issuable upon exchange of 4,724 Units. The 4,724 Units owned by Mr. O'Clair are presently exchangeable into a like number of shares of Common Stock and, giving effect to such change, the amount and percentage of shares in the table above for Mr. O'Clair would be 49,828 and .2%, respectively.
(6) Includes 25,000 Common Shares subject to options that are exercisable within 60 days. Does not include 35,000 Common Shares subject to options that are not exercisable within 60 days. The percentage of shares in the table above for Mr. Fannin is 41,344 and .2%.
(7) Includes 2,447,900 Common Shares held by AEW Partners, L.P. Mr. Azrack disclaims beneficial ownership of all of such Common Shares except 3,309 Common Shares relating to his proportionate interest in AEW Partners, L.P. Mr. Azrack is the President and Co-Chairman of AEW Capital Markets, L.P.., the sole general partner of the sole general partner of AEW Partners, L.P and 2,500 common shares subject to options that are exerciseable within 60 days. Does not include 2,500 Common Shares subject to options that are not exercisable within 60 days.
(8) Includes 974,297 Common Shares held by CIIF Associates II Limited Partnership, a Delaware limited partnership, as to which Mr. O'Connor disclaims beneficial ownership. Mr. O'Connor is Co-Chairman of AEW capital Management, L.P. formerly Copley Advisors, Inc., the managing general partner of CIIF Associates II Limited Partnership and 2,500 common shares subject to options that are exerciseable within 60 days. Does not include 2,500 Common Shares subject to options that are not exercisable within 60 days, which Mr. O'Connor holds as nominee of CIIF Associates II Limited Partnership.
(9) Does not include 482,250 Common Shares subject to options that are not exercisable within 60 days. Does not include shares of Common Stock issuable upon exchange of 3,600,331 Units held by Executive Officers and directors as a group. All exchanges of Units for shares of Common Stock and exercise of stock options are subject to the Ownership Limit (as defined in the Company's Charter). Without regard for the Ownership Limit, 3,600,331 Units owned by such persons would be presently exchangeable into a like number of shares of Common Stock, and the amount and percentage of shares in the table above for such persons would be 7,712,853 and 33.0%, respectively.
(10) Does not include 2,500 Common Shares subject to options that are not exercisable within 60 days.
(11) The information set forth is based on a Schedule 13G filed by LaSalle Advisors Limited Partnership ("LaSalle Advisors") and ABKB/LaSalle Securities Limited Partnership ("ABKB/LaSalle") with the SEC on October 10, 1996 that identifies such entities as a "group" as defined in Section 13(d)(3) of the Exchange Act. Such Schedule 13G indicates that LaSalle Advisors Limited Partnership beneficially owns an aggregate of 1,006,900 shares of Common Stock, of which it has sole and dispositive power over 502,300 shares, shared voting power over 185,700 shares and shared dispositive power over 504,600 shares. The Schedule 13G further indicates that ABKB/LaSalle beneficially owns 899,850 shares of Common Stock, of which it has sole voting and dispositive power over 201,600 shares, shared voting power over 566,450 shares and shared dispositive power over 698,250 shares.

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

                                     PART IV


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


(b) A Current Report on Form 8-K dated December 24, 1996 was filed on December 26, 1996 reporting under Item 2 the acquisition of six multifamily residential properties and Item 7 on the financial statements of Parkview Terrace Club Apartments and Redlands Lawn and Tennis
     Club Apartments for the year ended December 31, 1995 and the period from January 1, 1996 through the date of acquisition and the pro forma consolidated financial information of the properties acquired for the year ended December 31, 1995 and the nine months ended September 30, 1996

     EXHIBIT
     NUMBER
     -------            DESCRIPTION OF DOCUMENT

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

   ** 10.23 Loan Agreement by and between Northwestern Mutual Life Insurance and Evans Withycombe Residential, dated December 15, 1995.

   ***10.24 Revolving Loan Agreement by and between the Banks named herein, Bank One Arizona, N.A., as administrative agent, and Bank of America National Trust and Savings Association and Wells Fargo Bank, National Association as co-agents, and Evans Withycombe Residential L.P. dated September 24, 1996.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended December 31, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EVANS WITHYCOMBE RESIDENTIAL, INC.



Date:     March 11, 1997                     By: /s/ PAUL R. FANNIN
                                                --------------------
                                                  Paul R. Fannin,
                                              SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

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



                                             Ernst & Young LLP




Phoenix, Arizona
January 31, 1997

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands, except for number of shares)


                                                 DECEMBER 31,   DECEMBER 31,
                                                 ------------   ------------
                                                     1996           1995
                                                     ----           ----
ASSETS
Real Estate:
  Land . . . . . . . . . . . . . . . . . . . .   $  121,915     $   95,908
  Buildings and improvements . . . . . . . . .      543,839        389,846
  Furniture and fixtures . . . . . . . . . . .       29,567         23,736
  Construction-in-progress . . . . . . . . . .       66,229         77,693
                                                -------------  -------------
                                                    761,550        587,183


  Less accumulated depreciation. . . . . . . .      (38,331)       (17,511)
                                                -------------  -------------
                                                    723,219        569,672
Cash and cash equivalents. . . . . . . . . . .        2,568          3,634
Restricted cash. . . . . . . . . . . . . . . .        1,622            522
Accounts and notes receivable. . . . . . . . .        3,500          2,065
Deferred costs, net of accumulated
  amortization of $1,265 and $507 at
  December 31, 1996 and 1995,
  respectively . . . . . . . . . . . . . . . .        3,838          2,946
Other assets . . . . . . . . . . . . . . . . .        1,587          1,656
                                                -------------  -------------

Total assets . . . . . . . . . . . . . . . . .   $  736,334     $  580,495
                                                -------------  -------------
                                                -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage and notes payable . . . . . . . . . .   $  436,172     $  297,456
Accounts payable and other liabilities . . . .        7,833          9,379
Dividends payable. . . . . . . . . . . . . . .            -          6,127
Accrued interest . . . . . . . . . . . . . . .        1,417            605
Accrued property taxes . . . . . . . . . . . .        2,912          2,358
Resident security deposits . . . . . . . . . .        1,818          1,497
Prepaid rent . . . . . . . . . . . . . . . . .          585            438
                                                -------------  -------------
Total liabilities. . . . . . . . . . . . . . .      450,737        317,860

Minority interest. . . . . . . . . . . . . . .       56,592         64,487

Stockholders' Equity:
  Preferred stock, $.01 par value, 10,000,000
shares
  authorized, issued and outstanding - none. .            -              -
 Common stock, $.01 par value, 100,000,000
shares
  authorized, 18,366,902 and 16,123,279 issued
    and outstanding at December 31, 1996 and
    1995, respectively . . . . . . . . . . . .          184            161
  Additional paid-in capital . . . . . . . . .      253,425        209,344
  Unamortized employee restricted stock
compensation . . . . . . . . . . . . . . . . .         (465)          (698)
 Distributions in excess of net income . . . .      (24,139)       (10,659)
                                                -------------  -------------

Total stockholders' equity . . . . . . . . . .      229,005        198,148
                                                -------------  -------------

Total liabilities and stockholders' equity . .   $  736,334     $  580,495
                                                -------------  -------------
                                                -------------  -------------

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
    (Amounts in thousands, except for number of shares and per share amounts)


                                                          EVANS WITHYCOMBE         EVANS WITHYCOMBE         EVANS WITHYCOMBE
                                                          RESIDENTIAL, INC.        RESIDENTIAL, INC.        RESIDENTIAL, INC.
                                                          -----------------        -----------------            AND GROUP
                                                                                                                ---------
                                                                                YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------
                                                                1996                     1995                     1994
                                                             ---------                ---------                ---------
Revenues:
  Rental   . . . . . . . . . . . . . . . . . . . .           $  94,350                $  68,864                $  51,097
  Third party management fees. . . . . . . . . . .               1,157                    1,268                    1,668
  Interest and other . . . . . . . . . . . . . . .               6,195                    4,478                    4,424
                                                        -----------------          ---------------          ---------------
    Total revenues . . . . . . . . . . . . . . . .             101,702                   74,610                   57,189

Expenses:
  Repairs and maintenance. . . . . . . . . . . . .              11,607                    8,293                    6,288
  Property operating . . . . . . . . . . . . . . .              12,713                    8,699                    7,834
  Advertising. . . . . . . . . . . . . . . . . . .               1,864                    1,244                      966
  Real estate taxes. . . . . . . . . . . . . . . .               6,915                    4,723                    3,204
  Property management. . . . . . . . . . . . . . .               3,225                    2,825                    2,505
  General and administrative . . . . . . . . . . .               1,698                    1,588                    1,409
  Interest . . . . . . . . . . . . . . . . . . . .              24,225                   12,650                    7,836
  Depreciation and amortization. . . . . . . . . .              20,885                   13,762                   10,333
  Other. . . . . . . . . . . . . . . . . . . . . .                   -                        -                    5,233
                                                        -----------------          ---------------          ---------------
    Total expenses . . . . . . . . . . . . . . . .              83,132                   53,784                   45,608
                                                        -----------------          ---------------          ---------------

Income before minority interest. . . . . . . . . .              18,570                   20,826                   11,581

Minority interest. . . . . . . . . . . . . . . . .              (4,010)                  (4,594)                  (1,548)
                                                        -----------------          ---------------          ---------------

Net income . . . . . . . . . . . . . . . . . . . .           $  14,560                $  16,232                $  10,033
                                                        -----------------          ---------------          ---------------
                                                        -----------------          ---------------          ---------------



Earnings per share . . . . . . . . . . . . . . . .             $  0.84                  $  1.01
                                                        -----------------          ---------------
                                                        -----------------          ---------------



Earnings per share, period from August 17 to
December 31, 1994. . . . . . . . . . . . . . . . .                                                               $  0.38
                                                                                                            ---------------
                                                                                                            ---------------


Weighted average shares outstanding. . . . . . . .          17,409,897               16,053,453               15,967,432

                                                        -----------------          ---------------          ---------------
                                                        -----------------          ---------------          ---------------


See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    (Amounts in thousands, except for number of shares and per share amounts)

                                                                           ADDITIONAL     UNAMORTIZED
                                                                             PAID-IN       EMPLOYEE
                                                                             CAPITAL      RESTRICTED     DISTRIBUTIONS
                                                NUMBER OF      COMMON       (OWNERS'         STOCK       IN EXCESS OF
                                                 SHARES         STOCK        EQUITY)     COMPENSATION     NET INCOME        TOTAL
                                              ------------   ----------   ------------   ------------    ------------   ------------

Owners' equity, December 31, 1993. . . . .              -        $  -      $  142,886     $     -      $       -         $  142,886

  Capital contributions. . . . . . . . . .              -           -           9,660           -              -              9,660
  Distributions. . . . . . . . . . . . . .              -           -         (15,204)          -              -            (15,204)
  Net income, January 1 to August 16, 1994              -           -           4,012           -              -              4,012
                                              ------------    --------    ------------   ----------  -------------      ------------
                                                        -           -         141,354           -              -            141,354
  The Offering and formation of
    the Company. . . . . . . . . . . . . .     16,021,078         160         119,287           -              -            119,447
  Minority interest of unitholders in
    Operating Partnership at date of Offering           -           -         (53,343)          -              -            (53,343)
  Net Income, August 17 to December 31, 1994            -           -               -           -          6,021              6,021
  Dividends on common stock ($.55 per share)            -           -               -           -         (8,812)            (8,812)
                                              ------------    --------    ------------   ----------  -------------      ------------

Stockholders' equity, December 31, 1994. .     16,021,078         160         207,298           -         (2,791)           204,667
  Net income . . . . . . . . . . . . . . .              -           -               -           -         16,232             16,232
  Dividends on common stock ($1.50 per share)           -           -               -           -        (24,100)           (24,100)
  Conversion of units to common stock. . .         19,399           -             390           -              -                390
  Issuance of restricted common stock for
    executive deferred compensation. . . .         82,802           1           1,656      (1,657)             -                  -
   Amortization of deferred compensation .              -           -               -         959              -                959
                                              ------------    --------    ------------   ----------  -------------      ------------

Stockholders' equity, December 31, 1995. .     16,123,279         161         209,344        (698)       (10,659)           198,148

  Net income . . . . . . . . . . . . . . .              -           -               -           -         14,560             14,560
  Dividends on common stock ($1.58 per
  share) . . . . . . . . . . . . . . . . .              -           -               -           -        (28,040)           (28,040)
  Proceeds of second offering, net of
    underwriting discount and offering
    costs of $3,237. . . . . . . . . . . .      2,088,889          21               -           -         40,870             40,891
  Conversion of units to common stock. . .        132,793           2           2,581           -              -              2,583
  Exercise of stock options. . . . . . . .         19,500           -             390           -              -                390
  Issuance of restricted stock . . . . . .         10,895           -             240        (240)             -                  -
  Forfeiture of restricted stock . . . . .         (8,454)          -               -           -              -                  -
  Amortization of deferred compensation. .              -           -               -         473              -                473
                                              ------------    --------    ------------   ----------  -------------      ------------

Stockholders' equity, December 31, 1996. .     18,366,902      $  184      $  253,425     $  (465)    $  (24,139)        $  229,005
                                              ------------    --------    ------------   ----------  -------------      ------------
                                              ------------    --------    ------------   ----------  -------------      ------------



See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                          EVANS WITHYCOMBE         EVANS WITHYCOMBE         EVANS WITHYCOMBE
                                                          RESIDENTIAL, INC.        RESIDENTIAL, INC.        RESIDENTIAL, INC.
                                                          -----------------        -----------------            AND GROUP
                                                                                                                ---------

                                                                                YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------
                                                                1996                     1995                     1994
                                                                ----                     ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . .           $  14,560                $  16,232                $  10,033
Adjustments to reconcile net income to net cash
  provided by operating  activities:
    Depreciation and amortization. . . . . . . . .              21,578                   14,420                   10,703
    Amortization of executive deferred comp. . . .                 390                      693                      267
    Minority interest. . . . . . . . . . . . . . .               4,010                    4,594                    1,548
    Write-off of development and acquisition costs                 227                        -                        -
    Write-off of deferred loan costs . . . . . . .                   -                      172                        -
Decrease (increase) in assets
    Restricted cash. . . . . . . . . . . . . . . .              (1,100)                     561                     (129)
    Accounts and notes receivable. . . . . . . . .              (1,435)                    (758)                  (1,111)
    Other assets . . . . . . . . . . . . . . . . .                  69                   (1,104)                   3,136
(Decrease) increase in liabilities
    Accounts payable and other liabilities . . . .              (1,546)                     153                    4,444
    Due to related parties and owners. . . . . . .                   -                        -                   (6,482)
    Accrued interest . . . . . . . . . . . . . . .                 812                      505                     (818)
    Accrued property taxes . . . . . . . . . . . .                 554                      825                       62
    Resident security deposits . . . . . . . . . .                 321                      500                       54
    Prepaid rent . . . . . . . . . . . . . . . . .                 147                     (262)                     (98)
                                                            ------------             ------------             ------------
Net cash provided by operating activities. . . . .              38,587                   36,531                   21,609

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate assets . . . . . . . . . .            (127,811)                (116,716)                (207,978)
Payment for organization and loan costs. . . . . .              (1,650)                  (1,345)                  (3,673)
                                                            ------------             ------------             ------------

Net cash (used) in investing activities. . . . . .            (129,461)                (118,061)                (211,651)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Public Offering, net of expenses . .              40,891                        -                  181,262
Proceeds from exercise of options. . . . . . . . .                 390                        -                        -
Proceeds from mortgage notes and
  credit facility. . . . . . . . . . . . . . . . .             269,778                  315,653                  122,522
Principal payments on mortgage notes . . . . . . .            (177,762)                (202,477)                (101,280)
Dividends paid . . . . . . . . . . . . . . . . . .             (34,167)                 (23,901)                  (2,884)
Minority interest distributions. . . . . . . . . .              (9,322)                  (6,550)                  (2,265)
Distributions to owners. . . . . . . . . . . . . .                   -                        -                  (17,012)
Capital contributions. . . . . . . . . . . . . . .                   -                        -                    9,660
                                                            ------------             ------------             ------------
Net cash provided by financing activities. . . . .              89,808                   82,725                  190,003
                                                            ------------             ------------             ------------

Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . . .              (1,066)                   1,195                      (39)
Cash and cash equivalents, beginning of year . . .               3,634                    2,439                    2,478
                                                            ------------             ------------             ------------
Cash and cash equivalents, end of year . . . . . .            $  2,568                 $  3,634                 $  2,439
                                                            ------------             ------------             ------------
                                                            ------------             ------------             ------------

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest . . . . . .           $  22,648                $  11,487                $   8,284
                                                            ------------             ------------             ------------
                                                            ------------             ------------             ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Assumption of debt related to the acquisition of
  apartment communities. . . . . . . . . . . . . .           $  46,700                $  56,493                $       -
                                                            ------------             ------------             ------------
                                                            ------------             ------------             ------------

Acquisition of apartment communities through
  issuance of units in the Operating Partnership .            $      -                $  14,207                     $  -
                                                            ------------             ------------             ------------
                                                            ------------             ------------             ------------
Issuance of stock under restricted stock incentive plan       $     83                   $  959                     $  -
                                                            ------------             ------------             ------------
                                                            ------------             ------------             ------------
Conversion of units to common stock. . . . . . . .            $  2,583                   $  390                     $  -
                                                            ------------             ------------             ------------
                                                            ------------             ------------             ------------

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

5.    MORTGAGE AND NOTES PAYABLE

The Company's mortgage notes and notes payable consists of the following at December 31:

                                                                     1996            1995
                                                                     ----            ----
Mortgage note payable at fixed interest rate of 7.2 percent, monthly principal and interest payments through August 18, 1996.
The unpaid principal balance was repaid on August 18, 1996.         $     -       $  5,457

Mortgage note payable at fixed interest rate of 8.0 percent, monthly principal and interest payments.  The unpaid principal
balance was repaid on January 9, 1997.                                5,380          5,463

Mortgage note payable at fixed interest rate of 8.0 percent, monthly principal and interest payments. The unpaid principal
balance was repaid on January 9, 1997.                                4,340          4,406

Mortgage note payable at fixed interest rate of 8.0 percent, monthly principal and interest payments. The unpaid principal
balance was repaid on January 9, 1997.                                8,951          9,063

Mortgage note payable at fixed interest rate of 8.28 percent, monthly principal and interest payments.  The unpaid principal
balance was repaid on January 31, 1997.                               6,225          6,339

Mortgage note payable at fixed interest rate of 9.95 percent, monthly principal and interest payments through September 15, 1997,
remaining balance due September 15, 1997.                            12,065         12,184

Mortgage note payable at fixed interest rate of 9.3 percent, monthly principal and interest payments through September 15, 1997,
remaining balance due September 15, 1997                              3,182          3,212

$50 million securitized debt at a fixed interest rate of 7.17 percent, monthly principal and interest payments through
January 1, 2006, remaining balance due January 1, 2006.  Secured
by first mortgage liens on 5 communities.                            49,509         50,000

Securitized debt at a fixed stated interest rate of 7.98 percent, with an effective interest rate of 8.05 percent, monthly interest only payments through August 1, 2001. Secured by first mortgage liens on 22 communities.  The face amount of $131 million is due August 1, 2001.  The balance is net of unamortized discount
of $480 and $561 at December 31, 1996 and 1995, respectively.       130,520        130,439

$13 million short term note payable at a fixed interest rate of
6.0 percent.  Interest only payments with the unpaid principal balance due January 5, 1996.  The unpaid principal balance was
repaid on January 5, 1996.                                                -         13,000

$17.3 million tax exempt bonds with a floating interest rate based on the tax exempt note rate set by the remarketing agent, or at the option of the Company can convert to a fixed rate as determined by the remarketing agent.  Secured by a $17.5 million direct pay letter of credit agreement, interest payments only matures
December 1, 2007 (Effective interest rate of 5.16 percent at
December 31, 1996).                                                  17,300         17,300

$22.6 million tax exempt bonds with a floating interest rate based on the tax exempt note rate set by the remarketing agent, interest payments only.  Secured by a $22.8 million direct pay letter of credit, matures February 1, 2016.  (Effective interest rate of
5.65 percent at December 31, 1996).                                  22,650              -




                                                                    1996              1995
                                                                    ----              ----

$24.05 million tax exempt bonds with a floating interest rate     $  24,050           $  -
based on the tax exempt note rate set by the remarketing agent.
Interest payments only.  Secured by a $24.4 million direct pay letter of credit agreement, matures August 1, 2005.  (Effective interest rate of 6.14 percent at December 31, 1996).

$225 million unsecured Revolving Credit Facility with floating      152,000         40,593
interest rate based on LIBOR plus 1.50 percent or at the option of the Company at prime, interest payments only.  Matures
September 24, 1999 (Effective interest rate of 7.2 percent at
December 31, 1996).


                                                                  ----------     ----------
                                                                   $436,172       $297,456
                                                                  ----------     ----------
                                                                  ----------     ----------


Each of the mortgage loans is secured by a first mortgage on separate communities.

Principal maturities as of December 31, 1996 are as follows:

                    1997                          $  40,625
                    1998                                563
                    1999                            152,605
                    2000                                650
                    2001                            131,218
                    Thereafter                      110,511
                                                  ----------
                                                  $ 436,172
                                                  ----------
                                                  ----------

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


9.    COMMITMENTS AND CONTINGENCIES

The Company leases office space in buildings and certain equipment under noncancelable operating leases. Future minimum payments under these leases with initial terms of one year or more consist of the following at December 31, 1996:

                    1997                                   $  358
                    1998                                      364
                    1999                                      224
                    2000                                        4
                                                          --------
                                                           $  950
                                                          --------
                                                          --------

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (amounts in thousands except for earnings per share information):

                                                           1996        1995
                                                         ---------   ---------
          Pro forma net income                            $14,557     $16,232
          Pro forma primary earnings per share              $0.84       $1.01

Exercise prices for options outstanding as of December 31, 1996 ranged from $18.25 to $22.25. The weighted-average remaining contractual life of those options is 7.6 years.

Initially 1,830,000 shares of the Company's common stock were reserved for issuance under the plan. Information with respect to stock options granted during 1996, 1995 and 1994 is as follows:

                                                               Weighted
                                                                Average
                                                               Exercise
                                                                 Price
                                                Shares         Per Share
                                                ------         ---------

Options granted on August 17, 1994              685,200         $20.00
          Exercised                                   -              -
          Granted                                16,000          19.65
          Forfeited                              (4,840)         20.00
                                              -----------    -----------
Options outstanding at December 31, 1994        696,360          19.99
          Exercised                                   -              -
          Granted                                21,000          19.74
          Forfeited                             (18,185)         20.00
                                              -----------    -----------
Options outstanding at December 31, 1995        699,175          19.98
          Exercised                             (19,500)         20.00
          Granted                               345,000          21.96
          Forfeited                            (115,825)         20.00
                                              -----------    -----------

Options outstanding at December 31, 1996        908,850         $20.63
                                              -----------    -----------
                                              -----------    -----------
Options exercisable:
          December 31, 1994                           -              -
          December 31, 1995                     175,300         $20.00
          December 31, 1996                     357,700         $19.98

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


                                                      Shares
                                                    ----------
     Restricted stock at December 31, 1994            98,500
     Forfeited                                       (15,698)
                                                    ----------
     Restricted stock at December 31, 1995            82,802
     Forfeited                                        (8,454)
                                                    ----------
     Restricted stock at December 31, 1996            74,348
                                                    ----------
                                                    ----------

     Number of shares vested                          27,600

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

11. MINORITY INTEREST

Minority interest at December 31, 1996, 1995 and 1994, respectively, is comprised of the following:

                                                      Number
                                                    of UnitsDollars
     Minority interest of unit holders in
       operating partnership at date of offering      4,119,452     $  53,343
     Allocation of net income                                 -         1,548
     Distributions ($.55 per unit)                            -        (2,265)
                                                     -----------    -----------
     Balance at December 31, 1994                     4,119,452        52,626

     Issuance of units to acquire apartment
     communities                                        710,550        14,207
     Conversion of units to common stock                (19,399)         (390)
     Allocation of net income                                 -         4,594

     Distributions ($1.50 per unit)                           -        (6,550)
                                                     -----------    -----------
     Balance at December 31, 1995                     4,810,603        64,487

     Conversion of units to common stock               (132,793)       (2,583)

     Allocation of net income                                 -         4,010
     Distributions ($1.58 per unit)                           -        (9,322)
                                                     -----------    -----------
     Balance at December 31, 1996                     4,677,810     $  56,592
                                                     -----------    -----------
                                                     -----------    -----------

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

13. 1994 RESULTS OF OPERATIONS

     The 1994 results of operations of the Company and its Predecessor are as follows:

                                         EVANS WITHYCOMBE      EVANS WITHYCOMBE
                                         RESIDENTIAL, INC.     RESIDENTIAL GROUP
                                         -----------------     -----------------

                                           AUGUST 17 TO          JANUARY 1 TO
                                         DECEMBER 31, 1994      AUGUST 16, 1994
                                         -----------------      ---------------

  Revenues:
      Rental . . . . . . . . . . . . . .      $  20,185           $  30,912
      Third party management fees. . . .            560               1,108
      Interest and other . . . . . . . .          1,258               3,166
                                             -----------         -----------
    Total revenues . . . . . . . . . . .         22,003              35,186
    Expenses:
      Repairs and maintenance. . . . . .          2,642               3,646

      Property operating . . . . . . . .          2,392               5,442
      Advertising. . . . . . . . . . . .            345                 621
      Real estate taxes. . . . . . . . .          1,251               1,953
      Property management. . . . . . . .          1,104               1,401
      General and administrative . . . .            644                 765
      Interest . . . . . . . . . . . . .          2,302               5,534
      Depreciation and amortization. . .          3,754               6,579
      Other. . . . . . . . . . . . . . .              -               5,233
                                             -----------         -----------
    Total expenses . . . . . . . . . . .         14,434              31,174
                                             -----------         -----------
    Income before
      minority interest  . . . . . . . .          7,569               4,012
     Minority interest . . . . . . . . .         (1,548)                  -
                                             -----------         -----------
     Net income. . . . . . . . . . . . .       $  6,021            $  4,012
                                             -----------         -----------
                                             -----------         -----------

14. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 QUARTER
                                            FIRST         SECOND          THIRD         FOURTH
                                            -----         ------          -----         ------
1996
Revenue. . . . . . . . . . . . . .         $24,179        $24,106        $25,956        $27,461
Net operating income . . . . . . .          16,858         16,308         16,742         18,695
Income before
  minority interest. . . . . . . .           5,283          4,682          3,927          4,678
Minority interest. . . . . . . . .          (1,212)        (1,027)          (812)          (959)

Net income . . . . . . . . . . . .           4,071          3,655          3,115          3,719
Earnings per share . . . . . . . .            $.25           $.22           $.17           $.20

1995

Revenue. . . . . . . . . . . . . .         $16,300        $17,530        $19,088        $21,692
Net operating income . . . . . . .          11,444         12,015         12,312         15,880
Income before
  minority interest. . . . . . . .           5,606          4,868          4,586          5,766
Minority interest. . . . . . . . .          (1,173)        (1,095)        (1,030)        (1,296)

Net income . . . . . . . . . . . .           4,433          3,773          3,556          4,470
Earnings per share . . . . . . . .            $.28           $.23           $.22           $.28


The Company defines net operating income as earnings before property management, general and administrative expense, interest and depreciation.

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
       SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                             (Amounts in thousands)


                                                               Costs Capitalized Subsequent     Gross Amounts at Which
                                            Initial Cost       to Acquisition /Construction   Carried at Close of Period
                                    ----------------------------------------------------------------------------------------------
                                                   Buildings and             Buildings and                 Buildings and
Description            Encumbrances      Land      Improvements      Land    Improvements         Land     Improvements      Total
----------------------------------------------------------------------------------------------------------------------------------
SAME STORE
  Phoenix
Bayside at the Islands
  Gilbert,AZ                 $6,589        $1,877       $6,623       $1,429       $3,491         $3,306       $10,114       $13,420
Country Brook
  Chandler, AZ                7,792           937        3,886           25        6,578            962        10,464        11,426
Deer Creek Village
  Phoenix, AZ                 5,116           919        5,454          506        3,465          1,425         8,919        10,344
Greenwood Village
  Tempe, AZ                   6,553         1,770        7,119          349        2,322          2,119         9,441        11,560
Heritage Point
  Mesa, AZ                        -           666        5,125            -          397            666         5,522         6,188
La Mariposa
  Mesa, AZ                    4,750         1,440        3,962          608        2,620          2,048         6,582         8,630
La Valencia
  Mesa, AZ                    7,792         2,485        6,569        1,068        4,283          3,553        10,852        14,405
Little Cottonwoods
  Tempe, AZ                   9,424         2,834        6,655          216        7,161          3,050        13,816        16,866
Los Arboles
  Chandler, AZ                    -         1,160        7,836            -          237          1,160         8,073         9,233
Miramonte
  Scottsdale, AZ              4,340         1,133        3,711            -          123          1,133         3,834         4,967
Morningside
  Scottsdale, AZ              4,542           533        6,316          137        2,115            670         8,431         9,101
Park Meadow
  Gilbert, AZ                 2,936           607        2,828          225        1,275            832         4,103         4,935
Preserve at Squaw Peak
  Phoenix, AZ                 3,172           377        4,252          141        1,939            518         6,191         6,709
Promontory Pointe
  Phoenix, AZ                 7,610         2,038        6,987         (379)       7,861          1,659         4,943         6,602
                                                        (9,905) *

Scottsdale Courtyards
  Scottsdale, AZ             10,442         2,946        8,385           33        3,087          2,979        11,472        14,451
Scottsdale Meadows
  Scottsdale, AZ              5,381         1,512        4,203            -          113          1,512         4,316         5,828
Shadow Brook
  Phoenix, AZ                 7,922         2,440        9,320          625        3,388          3,065        12,708        15,773
Shores at Andersen Springs
  Chandler, AZ                8,196         2,095        9,682          649        3,949          2,744        13,631        16,375

                                            Accumulated        Year             Year        Depreciable
Description                                Depreciation      Developed        Acquired    Lives in Years
--------------------------------------------------------------------------------------------------------
SAME STORE
  Phoenix
Bayside at the Islands
  Gilbert, AZ                                 $815           1988-1989                      5 to 40 years
Country Brook
  Chandler, AZ                                 954                               1991       5 to 40 years
Deer Creek Village
  Phoenix, AZ                                  912                               1991       5 to 40 years
Greenwood Village
  Tempe, AZ                                    961                               1993       5 to 40 years
Heritage Point
  Mesa, AZ                                     424                               1994       5 to 40 years
La Mariposa
  Mesa, AZ                                     528                               1990       5 to 40 years
La Valencia
  Mesa, AZ                                     829                               1990       5 to 40 years
Little Cottonwoods
  Tempe, AZ                                    939                               1989       5 to 40 years
Los Arboles
  Chandler, AZ                                 895                               1993       5 to 40 years
Miramonte
  Scottsdale, AZ                               481                               1993       5 to 40 years
Morningside
  Scottsdale, AZ                               731                               1992       5 to 40 years
Park Meadow
  Gilbert, AZ                                  450                               1992       5 to 40 years
Preserve at Squaw Peak
  Phoenix, AZ                                  500                               1991       5 to 40 years
Promontory Pointe
  Phoenix, AZ                                  392                               1988       5 to 40 years

Scottsdale Courtyards
  Scottsdale, AZ                             1,035                1993                      5 to 40 years
Scottsdale Meadows
  Scottsdale, AZ                               539                               1993       5 to 40 years
Shadow Brook
  Phoenix, AZ                                1,157                               1993       5 to 40 years
Shores at Andersen Springs
  Chandler, AZ                               1,078                1993                      5 to 40 years

* Write-down of real estate assets

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
       SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                             (Amounts in thousands)


                                                               Costs Capitalized Subsequent     Gross Amounts at Which
                                            Initial Cost       to Acquisition /Construction   Carried at Close of Period
                                    ----------------------------------------------------------------------------------------------
                                                   Buildings and             Buildings and                 Buildings and
Description            Encumbrances      Land      Improvements      Land    Improvements         Land     Improvements      Total
----------------------------------------------------------------------------------------------------------------------------------
SAME STORE (continued)
Silver Creek
  Phoenix, AZ              $  3,211          $484       $3,157         $228       $2,429      $     712        $5,586        $6,298
Sun Creek
  Glendale, AZ                3,811           715        3,950          182        1,648            897         5,598         6,495
The Meadows
  Mesa, AZ                        -           650        4,797            -        2,795            650         6,231         6,881
                                                                                  (1,361) *

The Palms
  Phoenix, AZ                 4,895         2,152        4,455        1,133        2,764          3,285         7,219        10,504
The Pines
  Mesa, AZ                    3,707           577        3,725          351        2,559            928         6,284         7,212
Towne Square
  Chandler, AZ                    -         1,042        8,413          277        3,614          1,319        12,027        13,346
Villa Encanto
  Phoenix, AZ                 8,951         2,884        8,558            -          844          2,884         9,402        12,286
Village at Lakewood
  Phoenix, AZ                 8,317         1,652        5,776        1,514        5,897          3,166        11,673        14,839

  TUCSON
Harrison Park
  Tucson, AZ                  3,315           516        3,511            -          743            516         4,254         4,770
La Reserve
  Oro, Valley                 6,409         2,309        6,356          956        3,656          3,265        10,012        13,277
Orange Grove Village
  Tucson, AZ                  3,786           814        3,233          906        2,575          1,720         5,808         7,528
Suntree Village
  Oro, Valley                 8,550         1,246        8,862          326        3,713          1,572        12,575        14,147
The Arboretum
  Tucson, AZ                 16,684         1,014        8,323        1,526        3,349          2,540        11,672        14,212
Village at Tanque Verde
  Tucson, AZ                  6,436           690        1,280          745        4,895          1,435         6,175         7,610
                         -----------------------------------------------------------------------------------------------------------
SUBTOTAL SAME STORE         180,629        44,514      183,309       13,776       84,619         58,290       267,928       326,218
COMMUNITIES STABILIZED
LESS THAN TWO YEARS
  PHOENIX
Gateway Villas
  Phoenix, AZ                     -         1,431       11,238            -          (50)         1,431        11,188        12,619

                                            Accumulated        Year             Year        Depreciable
Description                                Depreciation      Developed        Acquired    Lives in Years
--------------------------------------------------------------------------------------------------------
SAME STORE (continued)
Silver Creek
  Phoenix, AZ                                 $546                               1991       5 to 40 years
Sun Creek
  Glendale, AZ                                 624                               1993       5 to 40 years
The Meadows
  Mesa, AZ                                     532                               1987       5 to 40 years

The Palms
  Phoenix, AZ                                  512                1990                      5 to 40 years
The Pines
  Mesa, AZ                                     679                               1992       5 to 40 years
Towne Square
  Chandler, AZ                               1,607                               1992       5 to 40 years
Villa Encanto
  Phoenix, AZ                                  983                               1991       5 to 40 years
Village at Lakewood
  Phoenix, AZ                                  915                               1991       5 to 40 years

  TUCSON
Harrison Park
  Tucson, AZ                                   393                               1991       5 to 40 years
La Reserve
  Oro, Valley                                  732                1988                      5 to 40 years
Orange Grove Village
  Tucson, AZ                                   605                               1991       5 to 40 years
Suntree Village
  Oro, Valley                                1,348                               1992       5 to 40 years
The Arboretum
  Tucson, AZ                                 1,584                               1992       5 to 40 years
Village at Tanque Verde
  Tucson, AZ                                   589                               1990       5 to 40 years
                                           --------
SUBTOTAL SAME STORE                         25,269

COMMUNITIES STABILIZED
LESS THAN TWO YEARS
  PHOENIX
Gateway Villas
  Phoenix, AZ                                  561           1994-1995                      5 to 40 years

* Write-down of real estate assets

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
       SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                             (Amounts in thousands)

                                                               Costs Capitalized Subsequent     Gross Amounts at Which
                                            Initial Cost       to Acquisition /Construction   Carried at Close of Period
                                    ----------------------------------------------------------------------------------------------
                                                   Buildings and             Buildings and                 Buildings and
Description            Encumbrances      Land      Improvements      Land    Improvements         Land     Improvements      Total
----------------------------------------------------------------------------------------------------------------------------------

Communities Stabilized Less
Than Two Years (continued)
Mountain Park Ranch
  Phoenix, AZ                $9,704        $1,662      $12,540         $  -          $28         $1,662       $12,568       $14,230
Sonoran
  Phoenix, AZ                     -         2,362       20,802            -           17          2,362        20,819        23,181
The Enclave
  Tempe, AZ                   8,367         1,500       10,527            -           26          1,500        10,553        12,053
The Heritage
  Phoenix, AZ                     -         1,211       12,370            -          (13)         1,211        12,357        13,568
Towne Square Expansion
Phase II
  Chandler, AZ                    -             -        6,061            -            -              -         6,061         6,061

  Tucson
Arboretum Expansion
Phase II
  Tucson, AZ                      -           914        8,383            -            -            914         8,383         9,297
                       ------------------------------------------------------------------------------------------------------------
Subtotal Communities
Stabilized
  Less than Two Years        18,071         9,080       81,921            -            8          9,080        81,929        91,009

Developments and Lease-Up
Properties
  Phoenix
Country Brook Expansion
Phase III
  Chandler, AZ                    -           543        6,779            -            -            543         6,779         7,322
The Hawthorne
  Phoenix, AZ                     -         2,695       14,087            -            -          2,695        14,087        16,782
Ingleside
  Phoenix, AZ                     -         1,204        6,242            -            -          1,204         6,242         7,446
The Isle at Arrowhead Ranch
  Glendale, AZ                    -         1,652        9,806            -            -          1,652         9,806        11,458
Ladera
  Phoenix, AZ                     -         2,979       14,884            -            -          2,979        14,884        17,863
Mirador
  Phoenix, AZ                     -         2,597       20,885            -            -          2,597        20,885        23,482
Park Meadow Expansion
Phase II
  Gilbert, AZ                     -             4        3,998            -            -              4         3,998         4,002
Promontory Pointe Expansion
Phase II
  Phoenix, AZ                     -           665        8,141            -            -            665         8,141         8,806
Towne Square Expansion
Phase III
  Chandler, AZ                    -           605        6,092            -            -            605         6,092         6,697

                                            Accumulated        Year             Year        Depreciable
Description                                Depreciation      Developed        Acquired    Lives in Years
--------------------------------------------------------------------------------------------------------
Communities Stabilized Less
Than Two Years (continued)
Mountain Park Ranch
  Phoenix, AZ                               $1,032           1994-1995                      5 to 40 years
Sonoran
  Phoenix, AZ                                1,142           1994-1995                      5 to 40 years
The Enclave
  Tempe, AZ                                    860           1994-1995                      5 to 40 years
The Heritage
  Phoenix, AZ                                  769           1994-1995                      5 to 40 years
Towne Square Expansion
Phase II
  Chandler, AZ                                   -           1994-1995                      5 to 40 years

Tucson
Arboretum Expansion
Phase II
  Tucson, AZ                                     -           1994-1995                      5 to 40 years
                                           ---------
Subtotal Communities
Stabilized Less than
Two Years                                    4,364

Developments and Lease-Up
Properties
  Phoenix
Country Brook Expansion
Phase III
  Chandler, AZ                                 136                1995                      5 to 40 years
The Hawthorne
  Phoenix, AZ                                  122                1995                      5 to 40 years
Ingleside
  Phoenix, AZ                                  386                1995                      5 to 40 years
The Isle at Arrowhead Ranch
  Glendale, AZ                                   3                1996                      5 to 40 years
Ladera
  Phoenix, AZ                                  727           1994-1995                      5 to 40 years
Mirador
  Phoenix, AZ                                  921           1994-1995                      5 to 40 years
Park Meadow Expansion
Phase II
  Gilbert, AZ                                  100                1995                      5 to 40 years
Promontory Pointe Expansion
Phase II
  Phoenix, AZ                                   68                1995                      5 to 40 years
Towne Square Expansion
Phase III
  Chandler, AZ                                 177                1995                      5 to 40 years

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
       SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                             (Amounts in thousands)


                                                               Costs Capitalized Subsequent     Gross Amounts at Which
                                            Initial Cost       to Acquisition /Construction   Carried at Close of Period
                                    ----------------------------------------------------------------------------------------------
                                                   Buildings and             Buildings and                 Buildings and
Description            Encumbrances      Land      Improvements      Land    Improvements         Land     Improvements      Total
----------------------------------------------------------------------------------------------------------------------------------


The Retreat (1)
  Phoenix, AZ                  $  -        $3,477       $2,578         $  -         $  -         $3,477        $2,578        $6,055
Scottsdale & Mountain
View (1)
  Scottsdale, AZ                  -         3,456          508            -            -          3,456           508         3,964
Vista Grove (1)
  Mesa, AZ                        -         1,343        1,897            -            -          1,343         1,897         3,240
The Gates Project (2)
Various Locations                 -             -          551            -            -              -           551           551
Laguna at Arrowhead (1)
  Glendale, AZ                    -           879          592            -            -            879           592         1,471

  Tucson
Bear Canyon
  Tucson, AZ                      -         1,645       12,926            -            -          1,645        12,926        14,571
Harrison Park Expansion
Phase II
  Tucson, AZ                      -           749        8,912            -            -            749         8,912         9,661
The Legends
  Tucson, AZ                      -         2,728       17,893            -            -          2,728        17,893        20,621
Orange Grove Expansion
Phase II
  Tucson, AZ                      -            93        7,213            -            -             93         7,213         7,306
                           ---------------------------------------------------------------------------------------------------------
Subtotal Developments and
Lease-Up Properties               -        27,314      143,984            -            -         27,314       143,984       171,298

Acquisitions
  Phoenix
Acacia Creek
  Scottsdale, AZ             15,247         6,122       24,382            -          599          6,122        24,981        31,103
Rancho Murietta
  Tempe, AZ                   6,225         1,766       10,208            -          993          1,766        11,201        12,967
Superstition Vista
  Mesa, AZ                        -         1,641       12,272            -        1,512          1,641        13,784        15,425


                                            Accumulated        Year             Year        Depreciable
Description                                Depreciation      Developed        Acquired    Lives in Years
----------------------------------------------------------------------------------------------------------
Developments and Lease-Up
Properties (continued)
The Retreat (1)
  Phoenix, AZ                                 $  -                1997                      5 to 40 years
Scottsdale & Mountain View (1)
  Scottsdale, AZ                                 -                1997                      5 to 40 years
Vista Grove (1)
  Mesa, AZ                                       -                1997                      5 to 40 years
The Gates Project (2)
Various Locations                                -             Various                      5 to 40 years
Laguna at Arrowhead (1)
  Glendale, AZ                                   -                1997                      5 to 40 years

Tucson
Bear Canyon
  Tucson, AZ                                   237                1995                      5 to 40 years
Harrison Park Expansion
Phase II
  Tucson, AZ                                   235                1995                      5 to 40 years
The Legends
  Tucson, AZ                                 1,235           1994-1995                      5 to 40 years
Orange Grove Expansion
Phase II
  Tucson, AZ                                   297                1995                      5 to 40 years
                                          ---------
Subtotal Developments and
Lease-Up Properties                          4,644
Acquisitions
  Phoenix
Acacia Creek
  Scottsdale, AZ                             1,486                1995                      5 to 40 years
Rancho Murietta
  Tempe, AZ                                    698                1995                      5 to 40 years
Superstition Vista
  Mesa, AZ                                     480                1995                      5 to 40 years

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
       SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                             (Amounts in thousands)

                                                               Costs Capitalized Subsequent     Gross Amounts at Which
                                            Initial Cost       to Acquisition /Construction   Carried at Close of Period
                                    ----------------------------------------------------------------------------------------------
                                                   Buildings and             Buildings and                 Buildings and
Description            Encumbrances      Land      Improvements      Land    Improvements         Land     Improvements      Total
----------------------------------------------------------------------------------------------------------------------------------

Acquisitions (continued)
  California
Canyon Crest Views
  Riverside, CA                $  -        $1,745 $12,163 $  -         $  -       $1,745        $12,163       $13,908
The Ashton
  Corona Hills, CA           17,300         2,594       18,679            -        2,185          2,594        20,864        23,458
Portofino
  Chino Hills, CA                 -         3,572        9,031            -            -          3,572         9,031        12,603
Parkview Terrace Club
  Redlands, CA               22,650         4,969       28,301            -            -          4,969        28,301        33,270
Redlands Lawn and
Tennis Club
  Redlands, CA               24,050         4,822       24,045            -            -          4,822        24,045        28,867
                          ----------------------------------------------------------------------------------------------------------
Subtotal Acquisitions        85,472        27,231      139,081            -        5,289         27,231       144,370       171,601

Corporate Office
  Scottsdale, AZ -                -           325            -        1,099            -          1,424         1,424

                          ----------------------------------------------------------------------------------------------------------
Total                      $284,172      $108,139     $548,620      $13,776      $91,015       $121,915      $639,635      $761,550
                          ----------------------------------------------------------------------------------------------------------
                          ----------------------------------------------------------------------------------------------------------

                                            Accumulated        Year             Year        Depreciable
Description                                Depreciation      Developed        Acquired    Lives in Years
----------------------------------------------------------------------------------------------------------

Acquisitions (continued)
  California
Canyon Crest Views
  Riverside, CA                               $141                               1996       5 to 40 years
The Ashton
  Corona Hills, CA                             510                               1995       5 to 40 years
Portofino
  Chino Hills, CA                               91                               1996       5 to 40 years
Parkview Terrace Club
  Redlands, CA                                 286                               1996       5 to 40 years
Redlands Lawn and
Tennis Club
  Redlands, CA                                  50                               1996       5 to 40 years
                                          ---------
Subtotal Acquisitions                        3,742

Corporate Office
  Scottsdale, AZ                               312                               1994        5 to 8 years

                                          ---------
Total                                      $38,331
                                          ---------
                                          ---------


(1) Projects are currently in the early planning stage and preliminary site work.


(2) The Gates Project represents the costs associated with the Company's investment in constructing security gate systems at all its apartment communities.

EVANS WITHYCOMBE RESIDENTIAL, INC.
  SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION



A summary of activity for real estate investments and accumulated depreciation is as follows:


                                                      Years Ended December 31,
                                                 1996           1995           1994
                                              ----------     ----------     ----------
                                                        (Amounts in thousands)
Balance at beginning of period               $  587,183     $  399,987     $  292,513
  Acquisitions                                   88,648         77,895          5,849
  Improvements, including construction costs     85,719        109,301         66,604
  Elimination of accumulated depreciation
    at date of acquisition                            -              -        (38,360) (1)
  Fair value adjustment                               -              -         73,381
                                              ----------     ----------     ----------
  Balance at close of period                 $  761,550     $  587,183     $  399,987
                                              ----------     ----------     ----------
                                              ----------     ----------     ----------


Accumulated depreciation
  Balance at beginning of period              $  17,511       $  3,749      $  32,065
    Depreciation                                 20,885         13,762         10,333
    Accumulated depreciation on disposals           (65)             -           (289)
    Elimination of accumulated depreciation
      at date of acquisition                          -              -        (38,360)

                                              ----------     ----------     ----------
  Balance at close of period                  $  38,331      $  17,511      $   3,749
                                              ----------     ----------     ----------
                                              ----------     ----------     ----------


(1) Amount represents decrease in basis due to acquiring real estate at net book value at the time of the Offering.