Form 10-K/A
period 1996-12-31
EVANS WITHYCOMBE RESIDENTIAL INC
filed 1997-03-20
CIK 925267

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-K/A
                               AMENDMENT NUMBER 2


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

                            ------------------------


The undersigned registrant hereby amends the following items of its Annual Report for the fiscal year ended December 31, 1996 on Form 10-K/A set forth in the pages attached hereto.

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

[Chart showing the equity ownership of

(1)  Evans Withycombe Residential, L.P.
     (a)  1% General Partner interest - held by Evans Withycombe Residential,
          Inc.

     (b) 78.7% Limited partner interest - held by Evans Withycombe Residential, Inc.


     (c)  20.3%  Limited partner interest - held by other limited partners

(2)  Evans Withycombe Finance, Inc.
     (a)  100% Common Stock - held by Evans Withycombe Residential, Inc.

(3)  Evans Withycombe Management Inc.
     (a)  100% Non-voting common stock - held by Evans Withycombe Residential,
          L.P.

     (b)  1% Voting common stock - held by Evans Withycombe Residential, L.P.

     (c) 99% Voting common Stock - held by current and former members of senior management

(4)  Evans Withycome Finance Partnership, L.P.
     (a)  1% General partner interest - held by Evans Withycombe Finance, Inc.

     (b) 99% Limited partner interest - held by Evans Withycombe Residential, L.P.]



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

          ARIZONA. The Company's size and prominence in its primary Arizona markets provide it with a number of competitive advantages, including superior market knowledge resulting in choice site selection, product differentiation, economies of scale in operations and the ability to utilize specialized marketing techniques.

          CALIFORNIA. After conducting an extensive study of a number of potential markets within its region, the Company has determined that certain markets in Southern California present significant opportunities for growth and attractive investment opportunities. As of the December 31,1996, the Company had acquired 1,900 units in this market and believes that properties continue to be available for purchase in the market at prices below replacement costs which could result in growth and attractive yields for the Company.

          On February 27, 1997, the Company acquired Canyon Ridge Apartments, a 162 unit apartment community located in San Diego California for approximately $11 million. The acquisition brings the total number of units owned by the Company in Southern California to 2,062 units.


          On March 14, 1997, the Company acquired Marquessa Apartments, a 336 unit apartment community located in Corona Hills, California for approximately $23 million, of which $18.35 million was represented by the assumption of debt and the remainder was funded with borrowings under the Revolving Credit Facility.


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

ITEM 2.  PROPERTIES

Stabilized Properties


The following sets forth certain information regarding the current Stabilized Communities. All of the Communities are owned 100 percent in fee by the Company (indirectly through the Operating Partnership or the Financing Partnership). For a description of liens on certain of the Communities listed below, see Schedule III - Real Estate Investments and Accumulated Depreciation on page F-17.


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

The Company owns sites in the Phoenix area intended for the development of four additional multifamily apartment communities, which, if completed, are expected to contain approximately 1115 apartment units. In February 1997, the Company began the construction at one of the sites of the first phase of The Retreat, which will contain 240 apartment units. The Company currently anticipates that it will develop three additional communities in the Phoenix area (with approximately an aggregate of 635 units) and the second phase of the Retreat (with an additional 240 units) over the course of the next two years. The Company currently estimates that such developments, if completed, would reach stabilized occupancy during the latter part of 1998 through the end of 1999. There can be no assurance that the Company will succeed in obtaining any necessary governmental approvals or any financing required to develop the remaining sites or the completion of phase II of the Retreat, or that the Company will decide to develop any particular project.



The forward-looking information set forth in the table and paragraph above is based upon a number of estimates and assumptions that are inherently subject to business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. The actual development cost, completion date and stabilization date of any project will be dependent upon a variety of factors beyond the control of the Company including, for example, labor and other personnel costs, material costs, weather conditions, government fees and leasing rates.


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

CAPITAL RESOURCES

At December 31, 1996, the Company's total debt was approximately $436.2 million and the Company's debt to total market capitalization (Market Equity plus Debt) was approximately 47.4 percent. The Company received an investment grade rating of "BBB-" from Standards and Poors, "Baa3" from Moody's and "BBB-" from Fitch Investors Service, Inc. in December 1996.


A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. A rating of (a) BBB- from Standard & Poors Corporation indicates that the obligations of the Company are in the lower end of those obligations that exhibit adequate protection parameters, (b) Baa3 from Moody's Investor Service Inc. indicates that the obligations of the Company are considered to be in the lower range of medium-grade obligations, which are not considered to be highly protected or poorly secured and (c) BBB- from Fitch Investors Service, Inc. indicates that the obligations of the Company are considered to be in the lower range of obligations considered to be of investment grade and of satisfactory credit quality and that its ability to pay interest and to repay principal is considered to be adequate.


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


Joseph F. Azrack became a director of the Company concurrently with the closing of the Company's Initial Public Offering in August 1994. Mr. Azrack has over 23 years of experience in the real estate industry and served from 1983 to 1996 as Executive Director and Chief Investment Officer of Aldrich, Eastman and Waltch, L.P. ("AEW"), a Boston real estate investment advisory firm. In 1996, AEW merged with Copley Real Estate Advisors to form AEW Capital Management L.P. where Mr. Azrack currently serves as President and Chief Executive Officer. He is past Chairman of the Pension Real Estate Association. Mr Azrack is also a

Trustee of the Urban Land Institute, Past Chairman of the ULI's Task Force on Real Estate Capital Markets and is a member of the National Realty Committee.
He is also a member of the Board of Directors of La Quinta Inns, and a member of the Taubman Realty Group, L.P. partnership committee. Mr. Azrack is also a past adjunct professor of Real Estate Finance at Columbia University's Graduate School of Business Administration. He is a graduate of Villanova University (B.S.) and Columbia University (M.B.A.).


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


DIRECTOR DESIGNATION AGREEMENT. The Company has entered into a Director Designation Agreement with each of AEW Partners, L.P. ("AEW"), CIIF
Associates II Limited Partnership, a Delaware limited partnership ("Copley"), Mr. Evans and Mr. Withycombe. Pursuant to the terms of such agreement, (a) AEW has the right to designate for nomination one director for a period of five years following the Company's Initial Public Offering, so long as it continues to hold at least a 7.5% interest in the Company (giving effect to the exchange of all Units (as defined below under "Security Ownership of Certain Beneficial Owners and Management")) for shares of Common Stock and (b) Mr. Evans and
Mr. Withycombe shall each have the right to designate themselves to serve as directors of the Company so long as each of them continues to hold a 7.5% interest in the Company (giving effect to the exchange of all Units for shares of Common Stock) or they jointly hold a 12.5% interest in the Company (giving effect to the exchange of all Units for shares of Common Stock) and each of them continues to serve as an executive officer of the Company. Pursuant to the Director Designation Agreement, (y) each of AEW, Mr. Evans and
Mr. Withycombe have agreed to vote their Common Shares for the persons nominated for director under the Director Designation Agreement and (z) Mr. Azrack is AEW's initial designee to the Board of Directors and Mr. O'Connor is Copley's initial designee to the Board of Directors. In connection with selling stock in the Company's May 1996 Offering, Copley owned less than a 7.5 % interest in the Company. As a result, Copley has lost its right to designate for nomination one director in the Company.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to its Form 10-K for the year ended December 31, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EVANS WITHYCOMBE RESIDENTIAL, INC.



Date:     March 19, 1997                     By: /s/ PAUL R. FANNIN
                                                --------------------
                                                  Paul R. Fannin,
                                              SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

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