Form 10-K/A
period 1996-12-31
EVANS WITHYCOMBE RESIDENTIAL INC
filed 1997-03-25
CIK 925267

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-K/A
                               AMENDMENT NUMBER 3


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

                       EVANS WITHYCOMBE RESIDENTIAL, INC.

                                TABLE OF CONTENTS

Item No.                                                              Page No.

          PART I

1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .    10
4.   Submission of Matters to Vote of Stockholders . . . . . . . . . . .    10

          PART II

5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .    12
7.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations . . . . . . . . . . . . . . . . . . . . . .    14
8.   Financial Statements and Supplementary Data . . . . . . . . . . . .    25
9.   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . .    25

          PART III

10.  Directors and Executive Officers of the Registrant  . . . . . . . .    25
11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . .    29
12.  Security Ownership of Certain Beneficial Owners and Management  . .    37
13.  Certain Relationships and Related Transactions  . . . . . . . . . .    39

          PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  .     40
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    43

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


RISKS RELATED TO AN INVESTMENT IN THE COMPANY


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



GENERAL REAL ESTATE INVESTMENT RISKS



    Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend on the amount of income generated and expenses incurred. If the Company's Communities do not generate revenues sufficient to meet operating expenses, including debt service and capital expenditures, the Company's cash flow and ability to make distributions to its shareholders will be adversely affected.



    A multifamily apartment community's revenues and value may be adversely affected by a number of factors including: the national economic climate; the local economic climate (which may be adversely impacted by plant closings, industry slowdowns, changing demographics and military base closings); local real estate conditions (such as oversupply of or reduced demand for apartments); the perceptions by prospective residents of the safety, convenience and attractiveness of the communities or neighborhoods in which they are located and the quality of local schools and other amenities; the ability of the owner to provide adequate management, maintenance and insurance; and increased operating costs (including real estate taxes and utilities). Certain significant expenditures associated with each equity investment (such as mortgage payments, if any, real estate taxes, insurance and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the investment. If a property is mortgaged to secure payment of indebtedness, and if the Company is unable to meet its mortgage payments, a loss could be sustained as a result of foreclosure on the property or the exercise of other remedies by the mortgagee. In addition, real estate values and income from properties are also affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.



DEPENDENCE ON PRIMARY MARKETS



    The Communities are located in Arizona and selected sub-markets in Southern California, and the Company's performance could be adversely affected by economic conditions in these geographic areas, including supply and demand for apartments in these areas, zoning or other regulatory conditions and competition from other available apartments and alternative forms of housing. These factors or a decline in the economy or real estate values in the Arizona markets and selected sub-markets of Southern California may adversely affect the ability of the Company to make distributions to its shareholders.



OPERATING RISKS



    The Communities are subject to all operating risks common to multifamily apartment communities in general, any and all of which might adversely affect apartment occupancy or rental rates. Increases in unemployment in the areas in which the communities owned or managed by the Company are located might adversely affect multifamily apartment occupancy or rental rates. Increases in operating costs due to inflation may not necessarily be offset by increased rents. Residents may be unable or unwilling to pay rent increases. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. If any of the above occurs, the Company's ability to make distributions to shareholders could be adversely affected.



RISKS OF DEVELOPMENT ACTIVITIES



    The Company intends to continue to actively pursue development projects, including the expansion of existing apartment communities. Such projects generally require the expenditure of capital as well as various forms of government and other approvals, the receipt of which cannot be assured. Consequently, there can be no assurance that any such projects will be completed or that such projects will prove to be profitable. The failure of the Company to complete or to profitably operate planned development projects may have a material adverse effect on the Company's financial position and results of operations.

RISKS RELATED TO COMPETITION



    There are numerous housing alternatives that compete with the Communities in attracting residents. The Communities compete directly with other multifamily rental apartments and single family homes that are available for rent in the markets in which the Communities are located. The Communities also compete for residents with new and existing homes and condominiums. In addition, other competitors for development and acquisitions of properties may have greater resources than the Company. If such competition results in a reduced demand for the Company's Communities or if the Company's competitors develop and/or acquire competing communities on a more cost-effective basis than the Company, the Company may experience a drop in rental rates, which may have a material adverse effect on the Company's financial position and results of operations.



ENVIRONMENTAL RISKS



    Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property or disposed of by it, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not the Company knew of, or was responsible for, the presence of such hazardous or toxic substances. Any such liability could materially adversely affect the Company and its ability to make distributions.



RISK OF UNINSURED LOSS



    The Company carries comprehensive liability, fire, extended coverage and rental loss insurance with respect to all of the Communities, with policy specifications, insured limits and deductibles customarily carried for similar properties. There are, however, certain types of losses (such as losses arising from acts of war or from earthquakes) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a property, as well as the anticipated future revenues from such property and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss would adversely affect the Company and its ability to make distributions.



NO LIMITATION ON INCURRENCE OF DEBT



    The Company currently has a policy of incurring debt only if upon such incurrence the ratio of debt to total market capitalization (I.E., the total consolidated debt of the Company as a percentage of the market value of issued and outstanding Common Stock and Units plus total consolidated debt) would be 50% or less, but the organizational documents of the Company do not contain any limitation on the amount of indebtedness the Company may incur. Accordingly, the Board of Directors could alter or eliminate this policy. If this policy were changed, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect the Company's cash available for distribution to shareholders and could increase the risk of default on the Company's indebtedness.



LIMITATIONS ON ACQUISITION AND CHANGE IN CONTROL



    In addition to the Ownership Limit, certain provisions contained in the Company's Charter and under Maryland law may have the effect of discouraging a third party from making an acquisition proposal for the Company and may thereby inhibit a change in control of the Company. For example, such provisions may (i) deter tender offers for the Common Stock, which offers may be beneficial to shareholders or (ii) deter purchases of large blocks of Common Stock, thereby limiting the opportunity for shareholders to receive a premium for their Common Stock over then-prevailing market prices. See "Description of the

Capital Stock--Common Shares" and "Certain Provisions of Maryland Law and of the Company's Charter and Bylaws."



ADVERSE IMPACT ON DISTRIBUTIONS OF FAILURE TO QUALIFY AS A REIT



    Since the Company's commencement of operations in 1994, the Company has operated in a manner to qualify as a REIT under the Code, and the Company intends to continue to operate in such a manner so as to permit the Company to qualify as a REIT under the Code. Although the Company believes that it will continue to operate in such a manner, no assurance can be given that the Company will remain qualified as a REIT. If in any taxable year the Company were to fail to qualify as a REIT, the Company would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates.


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

The Company owns sites in the Phoenix area intended for the development of four additional multifamily apartment communities, which, if completed, are expected to contain approximately 1115 apartment units. In February 1997, the Company began the construction at one of the sites of the first phase of The Retreat, which will contain 240 apartment units. The Company currently anticipates that the first phase of the Retreat will achieve stabilized occupancy in the third quarter of 1998. The Company currently anticipates that it will develop three additional communities in the Phoenix area (with approximately an aggregate of 635 units) and the second phase of the Retreat (with an additional 240 units) over the course of the next two years. The Company currently estimates that such developments, if completed, would reach stabilized occupancy during the latter part of 1998 through the end of 1999. There can be no assurance that the Company will succeed in obtaining any necessary governmental approvals or any financing required to develop the remaining sites or the completion of phase II of the Retreat, or that the Company will decide to develop any particular project.


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


DIRECTOR DESIGNATION AGREEMENT. The Company has entered into a Director Designation Agreement with each of AEW Partners, L.P. ("AEW"), CIIF
Associates II Limited Partnership, a Delaware limited partnership ("Copley"), Mr. Evans and Mr. Withycombe. Pursuant to the terms of such agreement, (a) AEW has the right to designate for nomination one director for a period of five years following the Company's Initial Public Offering, so long as AEW continues to hold at least a 7.5% interest in the Company (giving effect to the exchange of all Units (as defined below under "Security Ownership of Certain Beneficial Owners and Management")) for shares of Common Stock and (b) Mr. Evans and
Mr. Withycombe shall each have the right to designate themselves to serve as directors of the Company so long as each of them continues to hold a 7.5% interest in the Company (giving effect to the exchange of all Units for shares of Common Stock) or they jointly hold a 12.5% interest in the Company (giving effect to the exchange of all Units for shares of Common Stock) and each of them continues to serve as an executive officer of the Company. Pursuant to the Director Designation Agreement, (y) each of AEW, Mr. Evans and
Mr. Withycombe have agreed to vote their Common Shares for the persons nominated for director under the Director Designation Agreement and (z) Mr. Azrack is AEW's initial designee to the Board of Directors and Mr. O'Connor is Copley's initial designee to the Board of Directors. In connection with selling stock in the Company's May 1996 Offering, Copley owned less than a 7.5 % interest in the Company. As a result, Copley has lost its right to designate for nomination one director in the Company.

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


                      OPTION GRANTS IN LAST FISCAL YEAR


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


*    Less than 1%.
(1) Unless otherwise noted, the address for each of the persons or entities listed above is 6991 East Camelback Road, Suite A-200, Scottsdale, Arizona, 85251. The address for AEW and Mr. Azrack is 225 Franklin Street, Boston, Massachusetts 02110; the address for CIIF Associates II Limited Partnership and Mr. O'Connor is 399 Boylston Street, Boston, Massachusetts 02116; and the address for ABKB/LaSalle Securities Limited Partnership is 11 South LaSalle Street, Chicago, Illinois 60603.
(2) Includes 111,250 Common Shares subject to options that are exercisable within 60 days. Does not include 83,750 Common Shares subject to options that are not exercisable within 60 days. Does not include shares of Common Stock issuable upon exchange of 1,808,136 Units. All exchanges of Units for shares of Common Stock and exercise of stock options are subject to the Ownership Limit (as defined in the Company's Charter). Without regard to the Ownership Limit, 1,808,136 Units owned by Mr. Evans would be presently exchangeable into a like number of shares of Common Stock and the amount and percentage of shares in the table above for Mr. Evans would be 2,056,388 and 8.9%, respectively.
(3) Includes 111,250 Common Shares subject to options that are exercisable within 60 days. Does not include 83,750 Common Shares subject to options that are not exercisable within 60 days. Does not include shares of Common Stock issuable upon exchange of 1,674,886 Units. All exchanges of Units for shares of Common Stock and exercise of stock options are subject to the Ownership Limit (as defined in the Company's Charter). Without regard to the Ownership Limit, 1,674,886 Units owned by Mr. Withycombe would be presently exchangeable into a like number of shares of Common Stock and the amount and percentage of shares in the table above for Mr. Withycombe would be 1,890,288 and 8.2%, respectively.
(4) Includes 46,000 Common Shares subject to options that are exercisable within 60 days. Does not include 73,000 Common Shares subject to options that are not exercisable within 60 days. Does not include shares of Common Stock issuable upon exchange of 110,000 Units. The 110,000 Units owned by Mr. Berry are presently exchangeable into a like number of shares of Common Stock and, giving effect to such exchange, the amount and percentage of shares in the table above for Mr. Berry would be 158,120 and .7%, respectively.
(5)  Includes 23,125 Common Shares subject to options that are exercisable
     within 60 days.   Does not include 34,375 Common Shares subject to options
     that are not exercisable within 60 days. Does not include shares of Common Stock issuable upon exchange of 4,724 Units. The 4,724 Units owned by Mr. O'Clair are presently exchangeable into a like number of shares of Common Stock and, giving effect to such change, the amount and percentage of shares in the table above for Mr. O'Clair would be 49,828 and .2%, respectively.
(6) Includes 25,000 Common Shares subject to options that are exercisable within 60 days. Does not include 35,000 Common Shares subject to options that are not exercisable within 60 days. The percentage of shares in the table above for Mr. Fannin is 41,344 and .2%.
(7) Includes 2,447,900 Common Shares held by AEW Partners, L.P. Mr. Azrack disclaims beneficial ownership of all of such Common Shares except 3,309 Common Shares relating to his proportionate interest in AEW Partners, L.P. Also includes 5,000 Common Shares subject to options that are exerciseable within 60 days. Mr. Azrack is the President and Co-Chairman of AEW Capital Management, L.P., the parent entity of AEW Partners, L.P. Does not include 2,500 Common Shares subject to options that are not exercisable within 60 days. In December 1996, the parent entities of each of AEW Partners, L.P. and CIIF Associates II Limited Partnership merged; as a result of the merger AEW Capital Management, L.P. became the parent entity of both AEW Partners, L.P. and CIIF Associates II Limited Partnership.
(8) Includes 974,297 Common Shares held by CIIF Associates II Limited Partnership, a Delaware limited partnership, as to which Mr. O'Connor disclaims beneficial ownership. Also includes 5,000 Common Shares subject to options that are exercisable within 60 days. Mr. O'Connor is Co-Chairman of AEW Capital Management, L.P., the parent entity of CIIF Associates II Limited Partnership. Does not include 2,500 Common Shares subject to options that are not exercisable within 60 days. Mr. O'Connor holds all options as nominee of CIIF Associates II Limited Partnership.
     In December 1996, the parent entities of each of AEW Partners, L.P. and CIIF Associates II Limited Partnership merged; as a result of the merger AEW Capital Management, L.P. became the parent entity of both AEW Partners, L.P. and CIIF Associates II Limited Partnership.
(9)  Does not include 482,250
     Common Shares subject to options that are not exercisable within 60 days. Does not include shares of Common Stock issuable upon exchange of 3,600,331 Units held by Executive Officers and directors as a group. All exchanges of Units for shares of Common Stock and exercise of stock options are subject to the Ownership Limit (as defined in the Company's Charter). Without regard for the Ownership Limit, 3,600,331 Units owned by such persons would be presently exchangeable into a like number of shares of Common Stock, and the amount and percentage of shares in the table above for such persons would be 7,712,853 and 33.0%, respectively.
(10) Does not include 2,500 Common Shares subject to options that are not exercisable within 60 days.
(11) The information set forth is based on a Schedule 13G filed by LaSalle Advisors Limited Partnership ("LaSalle Advisors") and ABKB/LaSalle Securities Limited Partnership ("ABKB/LaSalle") with the SEC on October 10, 1996 that identifies such entities as a "group" as defined in Section 13(d)(3) of the Exchange Act. Such Schedule 13G indicates that LaSalle Advisors Limited Partnership beneficially owns an aggregate of 1,006,900 shares of Common Stock, of which it has sole and dispositive power over 502,300 shares, shared voting power over 185,700 shares and shared dispositive power over 504,600 shares. The Schedule 13G further indicates that ABKB/LaSalle beneficially owns 899,850 shares of Common Stock, of which it has sole voting and dispositive power over 201,600 shares, shared voting power over 566,450 shares and shared dispositive power over 698,250 shares.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 on Form 10-K/A to its Form 10-K for the year ended December 31, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EVANS WITHYCOMBE RESIDENTIAL, INC.



Date:     March 24, 1997                     By: /s/ PAUL R. FANNIN
                                                --------------------
                                                  Paul R. Fannin,
                                              SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

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