Form 10-K/A
period 1996-12-31
EVANS WITHYCOMBE RESIDENTIAL INC
filed 1997-03-26
CIK 925267

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-K/A
                               AMENDMENT NUMBER 4


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

                                    NUMBER OF
                                  COMMON SHARES      PERCENT OF ALL                            PERCENT OF
   NAME AND ADDRESS OF            BENEFICIALLY        COMMON SHARES         NUMBER OF            UNITS            PERCENT OF
   BENEFICIAL OWNER(1)                OWNED            OUTSTANDING            UNITS          OUTSTANDING(12)    EQUITY INTEREST
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


*    Less than 1%.

(1) Unless otherwise noted, the address for each of the persons or entities listed above is 6991 East Camelback Road, Suite A-200, Scottsdale, Arizona, 85251. The address for AEW and Mr. Azrack is 225 Franklin Street, Boston, Massachusetts 02110; the address for CIIF Associates II Limited Partnership and Mr. O'Connor is 225 Franklin Street, Boston, Massachusetts 02110; and the address for ABKB/LaSalle Securities Limited Partnership is 11 South LaSalle Street, Chicago, Illinois 60603.

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

(7) Includes 2,447,900 Common Shares held by AEW Partners, L.P. Mr. Azrack disclaims beneficial ownership of all of such Common Shares except 3,309 Common Shares relating to his proportionate interest in AEW Partners, L.P. Also includes 5,000 Common Shares subject to options that are exerciseable within 60 days. Mr. Azrack is the President and Chief Executive Officer of AEW Capital Management, L.P., the advisor to AEW Partners, L.P. Does not include 2,500 Common Shares subject to options that are not exercisable within 60 days. Mr. Azrack holds all options as nominee of AEW Partners, L.P.
(8) Includes 974,297 Common Shares held by CIIF Associates II Limited Partnership, a Delaware limited partnership, as to which Mr. O'Connor disclaims beneficial ownership. Also includes 5,000 Common Shares subject to options that are exercisable within 60 days. Mr. O'Connor is Co-Chairman of AEW Capital Management, L.P., AEW Advisors, Inc. (formerly Copley Advisors, Inc.) is an indirectly wholly-owned subsidiary of AEW Capital Management, L.P., and serves as the managing general partner of CIIF Associates II Limited Partnership. Does not include 2,500
     Common Shares subject to options that are not exercisable within 60 days. Mr. O'Connor holds all options as nominee of CIIF Associates II Limited Partnership.

(9) Does not include 482,250 Common Shares subject to options that are not exercisable within 60 days. Does not include shares of Common Stock issuable upon exchange of 3,600,331 Units held by Executive Officers and directors as a group. All exchanges of Units for shares of Common Stock and exercise of stock options are subject to the Ownership Limit (as defined in the Company's Charter). Without regard for the Ownership
     Limit, 3,600,331 owned by such persons would be presently exchangeable into a like number of shares of Common Stock, and the amount and percentage of shares in the table above for such persons would be 7,712,853 and 33.0%, respectively.
(10) Does not include 2,500 Common Shares subject to options that are not exercisable within 60 days.
(11) The information set forth is based on a Schedule 13G filed by LaSalle Advisors Limited Partnership ("LaSalle Advisors") and ABKB/LaSalle Securities Limited Partnership ("ABKB/LaSalle") with the SEC on October 10, 1996 that identifies such entities as a "group" as defined in Section 13(d)(3) of the Exchange Act. Such Schedule 13G indicates that LaSalle Advisors Limited Partnership beneficially owns an aggregate of 1,006,900 shares of Common Stock, of which it has sole and dispositive power over 502,300 shares, shared voting power over 185,700 shares and shared dispositive power over 504,600 shares. The Schedule 13G further indicates that ABKB/LaSalle beneficially owns 899,850 shares of Common Stock, of which it has sole voting and dispositive power over 201,600 shares, shared voting power over 566,450 shares and shared dispositive power over 698,250 shares.

(12) Does not include 18,426,240 Units held by Evans Withycombe Residential,
     Inc.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 4 on Form 10-K/A to its Form 10-K for the year ended December 31, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EVANS WITHYCOMBE RESIDENTIAL, INC.



Date:     March 25, 1997                     By: /s/ PAUL R. FANNIN
                                                --------------------
                                                  Paul R. Fannin,
                                              SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

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