Form 10-Q
period 1997-06-30
EVANS WITHYCOMBE RESIDENTIAL INC
filed 1997-08-12
CIK 925267

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q



                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For Quarter ended June 30, 1997                   Commission File Number 1-13256
                                 ---------------



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






   As of August 1, 1997 there were 20,342,763 shares of the registrant's common stock, $0.01 par value outstanding.

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                       ----------------------------------


                                      INDEX
                                      -----

Part I       FINANCIAL INFORMATION                                          Page
------       ---------------------                                          ----

             Item 1   Financial Statements

             Consolidated Balance Sheets as of June 30, 1997 (Unaudited) and
             December 31, 1996 .............................................   3

             Consolidated Statements of Income for the three and six months
             ended June 30, 1997 and 1996 (Unaudited) ......................   4

             Consolidated Statement of Stockholders' Equity as of June 30, 1997
             (Unaudited) ...................................................   5

             Consolidated Statements of Cash Flows for the six months
             ended June 30, 1997 and 1996 (Unaudited) ......................   6

             Notes to Consolidated Financial Statements ....................   7

             Item 2   Management's Discussion
                      and Analysis of Financial
                      Condition and Results of
                      Operations ...........................................  14

Part II      OTHER INFORMATION
-------      -----------------

             Item 4   Submission of Matters to Vote by Security Holders ....  25

             Item 6   Exhibits and Reports on Form 8-K......................  25


Signatures   ...............................................................  25

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands, except for number of shares)

                                                                         June 30, 1997  December 31, 1996
                                                                         -------------  -----------------
                                                                          (Unaudited)
ASSETS
Real Estate:
  Land ....................................................................$ 130,490       $ 121,915
  Buildings and improvements ..............................................  598,421         543,839
  Furniture and fixtures ..................................................   31,728          29,567
  Construction-in-progress ................................................   43,265          66,229
                                                                           ---------       ---------
                                                                             803,904         761,550

  Less accumulated depreciation ...........................................  (48,925)        (38,331)
                                                                           ---------       ---------
                                                                             754,979         723,219
Cash and cash equivalents .................................................    1,051           2,568
Restricted cash ...........................................................    8,518           1,622
Accounts and notes receivable .............................................    2,886           3,500
Mortgage notes receivable .................................................   15,120            --
Deferred costs, net of accumulated amortization
 of $1,555 and $1,265 at June 30, 1997 and
 December 31, 1996, respectively ..........................................    4,489           3,838
Other assets ..............................................................    1,906           1,587
                                                                           ---------       ---------

Total assets ..............................................................$ 788,949       $ 736,334
                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage and notes payable ................................................$ 445,441       $ 436,172
Accounts payable and other liabilities ....................................   10,106           7,833
Dividends payable .........................................................    8,235            --
Accrued interest ..........................................................    2,860           1,417
Accrued property taxes ....................................................    3,241           2,912
Resident security deposits ................................................    2,408           1,818
Prepaid rent ..............................................................      870             585
                                                                           ---------       ---------
Total liabilities .........................................................  473,161         450,737

Minority interest .........................................................   54,610          56,592

Stockholders' Equity:
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized, issued and outstanding - none .............................     --              --
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 20,334,743 and 18,366,902 issued
    and outstanding at June 30, 1997 and
    December 31, 1996, respectively .......................................      204             184
  Additional paid-in capital ..............................................  292,253         253,425
  Unamortized employee restricted stock compensation ......................   (1,104)           (465)
  Distributions in excess of net income ...................................  (30,175)        (24,139)
                                                                           ---------       ---------

Total stockholders' equity ................................................  261,178         229,005
                                                                           ---------       ---------

Total liabilities and stockholders' equity ................................$ 788,949       $ 736,334
                                                                           =========       =========

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
    (Amounts in thousands, except for number of shares and per share amounts)
                                   (Unaudited)

                                                                 Three Months Ended                    Six Months Ended
                                                         June 30, 1997      June 30, 1996      June 30, 1997      June 30, 1996
                                                         -------------      -------------      -------------      -------------
Revenues:
  Rental ................................................$     27,713       $     22,078       $     54,865       $     44,214
  Third party management fees ...........................         120                664                230                951
  Interest and other ....................................       1,770              1,364              3,529              3,120
                                                         ------------       ------------       ------------       ------------
    Total revenues ......................................      29,603             24,106             58,624             48,285

Expenses:
  Repairs and maintenance ...............................       2,637              2,719              5,578              5,275
  Property operating ....................................       4,237              2,865              8,437              5,548
  Advertising ...........................................         542                599                956              1,032
  Real estate taxes .....................................       2,079              1,615              4,198              3,264
  Property management ...................................         633                824              1,540              1,708
  General and administrative ............................         356                463                867                960
  Interest ..............................................       8,013              5,469             15,402             10,893
  Depreciation and amortization .........................       6,459              4,870             12,637              9,640
                                                         ------------       ------------       ------------       ------------
Total expenses ..........................................      24,956             19,424             49,615             38,320
                                                         ------------       ------------       ------------       ------------


Income before minority interest, gain on sale of
  real estate assets and extraordinary item .............       4,647              4,682              9,009              9,965
Gain on sale of real estate assets ......................       5,253               --                5,253               --
Minority interest .......................................      (1,828)            (1,027)            (2,664)            (2,239)
                                                         ------------       ------------       ------------       ------------

Income before extraordinary item ........................       8,072              3,655             11,598              7,726

Extraordinary item-
    loss on early extinguishment of debt
      net of minority interest of $300 ..................        --                 --               (1,200)               --
                                                         ------------       ------------       ------------       ------------

Net income ..............................................$      8,072       $      3,655       $     10,398       $      7,726
                                                         ============       ============       ============       ============


Earnings per share before extraordinary item ............$       0.40       $       0.22       $       0.59       $       0.47
                                                         ============       ============       ============       ============

Earnings per share ......................................$       0.40       $       0.22       $       0.52       $       0.47
                                                         ============       ============       ============       ============






Weighted average shares outstanding .....................  20,257,173         16,933,771         19,809,734         16,535,454
                                                         ============       ============       ============       ============

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    (Amounts in thousands, except for number of shares and per share amounts)
                                   (Unaudited)

                                                                                   Unamortized
                                                                                    Employee
                                                                       Additional  Restricted    Distributions
                                          Number of       Common        Paid-in       Stock       in Excess of
                                           Shares          Stock        Capital    Compensation    Net Income        Total
                                         -----------    -----------   -----------  ------------    -----------    -----------
Stockholders' equity, December 31,
1996 ..............................       18,366,902    $       184   $   253,425   $      (465)   $   (24,139)   $   229,005

    Net income ....................             --             --            --            --           10,398         10,398
    Dividends on common stock
        ($0.81 per share) .........             --             --            --            --          (16,434)       (16,434)
    Proceeds of third offering, net
      of underwriting discount and
      offering costs of $406 ......        1,800,000             18        35,397          --             --           35,415
    Conversion of units to common
      stock .......................          126,387              2         2,480          --             --            2,482
    Exercise of stock options .....            7,500           --             207          --             --              207
    Issuance of restricted stock ..           36,130           --             744          (744)          --             --
    Forfeiture of restricted stock            (2,176)          --            --            --             --             --
    Amortization of deferred
      compensation ................             --             --            --             105           --              105
                                         -----------    -----------   -----------   -----------    -----------    -----------

Stockholders' equity, June 30 1997        20,334,743    $       204   $   292,253   $    (1,104)   $   (30,175)   $   261,178
                                         ===========    ===========   ===========   ===========    ===========    ===========

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                              Six Months ended June 30,
                                                              -------------------------
                                                                  1997         1996
                                                               ---------    ---------
Cash flows from operating activities
Net income .................................................   $  10,398    $   7,726
Adjustments to reconcile net income to net cash
  provided by operating  activities:
    Depreciation and amortization ..........................      13,183        9,960
    Amortization of deferred comp ..........................          81          350
    Minority interest ......................................       2,364        2,239
    Net gain on sale of real estate assets .................      (5,253)        --
    Write-off of development and acquisition costs .........         402           39
    Write-off of deferred loan costs .......................         294         --
Decrease (increase) in assets:
    Restricted cash ........................................      (6,896)        (437)
    Accounts and notes receivable ..........................         614         (441)
    Other assets ...........................................        (319)         206
(Decrease) increase in liabilities:
    Accounts payable and other liabilities .................       2,273         (883)
    Accrued interest .......................................       1,443          (64)
    Accrued property taxes .................................         329          901
    Resident security deposits .............................         590            2
    Prepaid rent ...........................................         285          (12)
                                                               ---------    ---------
Net cash provided by operating activities ..................      19,788       19,586

Cash flows from investing activities
Purchase of real estate assets .............................     (42,354)     (60,643)
Sale of real estate assets .................................       6,012         --
                                                               ---------    ---------
Net cash used in investing activities ......................     (36,342)     (60,643)

Cash flows from financing activities
Proceeds from Third Public Offering, net of expenses .......      35,415         --
Proceeds from Second Public Offering, net of expenses ......        --         41,107
Proceeds from exercise of options ..........................         207          160
Proceeds from mortgage notes and revolving
  credit facility ..........................................     184,306      176,221
Principal payments on mortgage notes .......................    (193,355)    (161,887)
Payment for loan costs .....................................      (1,473)        (315)
Dividends paid .............................................      (8,199)     (12,424)
Minority interest distributions ............................      (1,864)      (3,651)
                                                               ---------    ---------
Net cash provided by financing activities ..................      15,037       39,211
                                                               ---------    ---------


Net decrease in cash and cash equivalents ..................      (1,517)      (1,846)
Cash and cash equivalents, beginning of period .............       2,568        3,634
                                                               ---------    ---------
Cash and cash equivalents, end of period ...................   $   1,051    $   1,788
                                                               =========    =========


Supplemental information
Cash paid during the period for interest ...................   $  13,457    $  10,645
                                                               =========    =========

Supplemental disclosure of non-cash activity
Assumption of debt related to the acquisition of
  apartment communities ....................................   $  18,318    $    --
                                                               =========    =========

Origination of carryback mortgage notes arising from sale of
    apartment communities ..................................   $  15,120    $    --
                                                               =========    =========

Issuance of stock under restricted stock incentive plan ....   $      24    $    --
                                                               =========    =========
Conversion of units to common stock ........................   $   2,482    $     888
                                                               =========    =========

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
               (Amounts in thousands, except for number of shares
                         or units and per share amounts)
                                   (Unaudited)

1.   Organization and Formation of the Company

Evans Withycombe Residential, Inc. (the "Company") is one of the largest developers and managers of upscale apartment communities in Arizona and is expanding its operations into selected sub-markets in Southern California. The Company owns and manages 52 stabilized multifamily apartment communities containing 14,723 units, of which 45 stabilized multifamily apartment communities are located in Phoenix and Tucson, Arizona, containing a total of 12,325 units and seven stabilized multifamily apartment communities are located in the Southern California market containing a total of 2,398 units. The Company is also in the process of developing or expanding three multifamily apartment communities comprising 720 units in its Phoenix market. The Company is fully integrated with expertise in development, acquisitions, construction and management of apartment communities. The Company had approximately 600 employees at June 30, 1997.

The Company was incorporated on May 24, 1994 to develop, acquire, own and manage upscale multifamily apartment communities. On August 17, 1994, the Company completed an Initial Public Offering and engaged in various formation transactions designed to transfer ownership of the communities and other assets of the predecessor company to Evans Withycombe Residential, L. P. (the "Operating Partnership") or Evans Withycombe Finance Partnership, L.P. (the "Financing Partnership"). The Company is the sole general partner of and owned a
81.46 percent and 77.08 percent interest in the Operating Partnership at June 30, 1997 and 1996, respectively. The Company also holds a noncontrolling interest in Evans Withycombe Management, Inc. (the "Management Company").

In the second quarter of 1996, the Company completed the Second Public Offering. The net proceeds of $40,891 from the sale of 2,088,889 shares of common stock from the Second Public Offering were used to repay a portion of the $150 million unsecured Revolving Credit Facility (Revolving Credit Facility).

In the first quarter of 1997, the Company completed the Third Public Offering. The net proceeds of $35,415 from the sale of 1,800,000 shares of common stock from the Third Public Offering were used to repay a portion of the Revolving Credit Facility.

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

The accompanying unaudited consolidated financial statements have been presented by the Company's management in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

These consolidated financial statements should be read in conjunction with the Company's December 31, 1996 audited consolidated financial statements and accompanying notes in the Evans Withycombe Residential, Inc. Annual Report on Form 10-K/A.

3.   Summary of Significant Accounting Policies

Real Estate Assets and Depreciation

The Company records its real estate assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets such as real estate assets, be reviewed whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the estimated future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between book value and fair value as opposed to the difference between book value and net realizable value under the previous accounting standard. For long-term assets like apartment communities, the determination of whether there is an impairment loss is dependent primarily on the Company's estimates on occupancy, rent and expense increases, which involves numerous assumptions and judgments as to future events over a period of many years. At June 30, 1997 the Company does not hold any assets that meet the impairment criteria of SFAS No. 121.

Costs related directly to the acquisition and improvement of real estate are capitalized. Interest costs incurred during construction of a new property are capitalized until completion of construction on a building-by-building basis. Interest capitalized was $493 and $970 and $744 and $1,464, for the three and the six months ended June 30, 1997 and 1996, respectively.

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

The Company also reports land relating to construction-in-progress as land on its balance sheet. Land associated with construction-in-progress was $10,802 and $12,060 at June 30, 1997 and December 31, 1996, respectively.

Revenue Recognition

Rental income attributable to residential leases is recorded when due from residents. Leases are for periods of up to one year, with rental payments due monthly.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and cash equivalent investments with original maturities of three months or less, primarily consisting of demand deposits in banks.

Restricted Cash

Restricted cash includes restricted deposits held by third party intermediaries for the purpose of completing an IRS Section 1031 tax free exchange, sinking fund accounts related to tax exempt bonds, property taxes and escrow accounts.

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

Earnings Per Share

Earnings per share has been computed by dividing net income for the three and the six months ended June 30, 1997 and 1996, respectively, by the weighted average number of shares outstanding during the period.

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

4.   Mortgage Notes Receivable

The Company's mortgage notes receivable consist of the following:

     $7.9 million  mortgage note  receivable at a fixed interest rate of 9.5 percent,   $ 7,932
     secured by a first  mortgage  lien on Deer  Creek  Village  Apartments,  matures
     November 1, 1997.  (Paid off on July 23, 1997.)

     $7.2 million  mortgage  note  receivable  at a fixed  interest  rate of 8.0          7,188
     percent secured by a first  mortgage  lien on The Pines  Apartments, matures
     November 1, 1997
                                                                                        -------
                                                                                        $15,120
                                                                                        =======

5.   Mortgage and Notes Payable

The Company's mortgage notes and notes payable consists of the following:

                                                                                     June 30,     December 31,
                                                                                       1997          1996
                                                                                       ----          ----
Mortgage note payable at a fixed interest rate of 8.0 percent, monthly principal   $        -   $     5,380
and interest payments.  The unpaid principal balance was repaid on January 9,
1997.

Mortgage note payable at a fixed interest rate of 8.0 percent, monthly principal            -         4,340
and interest payments. The unpaid principal balance was repaid on January 9, 1997.

Mortgage note payable at a fixed interest rate of 8.0 percent,  monthly principal           -         8,951
and interest payments. The unpaid principal balance was repaid on January 9, 1997.

Mortgage note payable at a fixed interest rate of 8.28 percent, monthly principal           -         6,225
and interest payments.  The unpaid principal balance was repaid on January 31,
1997.

Mortgage note payable at a fixed interest rate of 9.95 percent, monthly principal      12,000        12,065
and interest payments through September 15, 1997, remaining balance due September
15, 1997.  The unpaid principal balance was repaid on July 15, 1997.

Mortgage note payable at a fixed interest rate of 9.3 percent, monthly principal        3,166         3,182
and interest payments through September 15, 1997, remaining balance due September
15, 1997.  The unpaid principal balance was repaid on July 15, 1997.

Mortgage note payable at fixed interest rates ranging from 6.25 percent to 9.0         18,252
percent,  monthly principal and interest payments through August 17, 2004,                                -
remaining balance due August 17, 2004.  Interest rate increases 0.25 percent annually each September.  Secured by a first mortgage lien on one apartment community.  The mortgage note can be repaid at any time at the Company's option without prepayment penalty.

$50 million securitized debt at a fixed interest rate of 7.17 percent, monthly         49,250        49,509
principal and interest payments through January 1, 2006, remaining balance due
January 1, 2006.  Secured by first mortgage liens on 5 communities.

Securitized debt at a fixed stated interest rate of 7.98 percent, with an             130,563       130,520
effective interest rate of 8.05 percent, monthly interest payments only through
August 1, 2001. Secured by first mortgage liens on 21 communities.  The face amount of $131 million is  due August 1, 2001.  The balance is net of unamortized discount of $437 and $480 at June 30, 1997 and December 31, 1996, respectively.

$17.3 million tax exempt bonds with a floating interest rate based on the tax          17,300        17,300
exempt note rate set by the remarketing agent, or at the option of the Company can convert to a fixed rate as determined by the remarketing agent.  Secured by a
$17.5 million direct pay letter of credit, interest payments only, matures
December 1, 2007 (Effective interest rate of 5.20 percent at June 30, 1997).

$22.6 million tax exempt bonds with a floating interest rate based on the tax          22,650        22,650
exempt note rate set by the remarketing agent, interest payments only.  Secured by a $22.8  million  direct  pay  letter of credit,  matures  February  1, 2016.
(Effective interest rate of 5.56 percent at June 30, 1997).

                                                                                     June 30,     December 31,
                                                                                       1997          1996
                                                                                       ----          ----
$24.05 million tax exempt bonds with a floating interest rate based on the tax       $ 24,050      $ 24,050
exempt note rate set by the remarketing agent, interest payments only.  Secured by a $24.4  million  direct  pay  letter of  credit,  matures  August  1,  2005.
(Effective interest rate of 5.34 percent at June 30, 1997).

$150 million unsecured Revolving Credit Facility with floating interest rate           44,000        152,000
based on LIBOR plus 1.15 percent or at the option of the Company at prime rate, interest payments only.  Matures September 24, 1999 (Effective interest rate of
7.23 percent at June 30, 1997).

$75 million senior unsecured notes with a fixed coupon rate of 7.50 percent.           74,595             -
Semiannual interest only payments due April 15 and October 15 commencing October
15, 1997.  Face amount of $75 million is due April 15, 2004.  The balance is net of an unamortized discount of $405 at June 30, 1997.  The effective interest rate inclusive of the benefit of a treasury lock transaction is 7.18 percent.

$50 million senior unsecured notes with a fixed coupon rate of 7.625 percent.          49,615              -
Semiannual interest only payments due April 15 and October 15 commencing October
15, 1997.  Face amount of $50 million is due April 15, 2007.  The balance is net of an unamortized discount of $385 at June 30, 1997.  The effective interest rate inclusive of the benefit of a treasury lock transaction is 7.36 percent.



                                                                                   ------------- ------------
                                                                                     $445,441       $436,172
                                                                                   ============= ============

Scheduled principal payments on debt, assuming that the Company exercises its options to extend the maturity date on the Revolving Credit Facility, are as follows:

                 --------------- --------------- -------------- --------------- ----------------- ----------------
                    Mortgage        Mortgage        Senior                         Revolving
                     Notes            Loan         Unsecured      Tax-Exempt         Credit
                    Payable       Certificate        Notes          Bonds           Facility           Total
                 --------------- --------------- -------------- --------------- ----------------- ----------------
1997             $    15,487     $         -     $         -    $         -     $         -       $    15,487
1998                     784               -               -              -               -               784
1999                     831               -               -              -          44,000            44,831
2000                     882               -               -              -               -               882
2001                     500         130,563               -              -               -           131,063
Thereafter            64,184               -         124,210         64,000               -           252,394
                 --------------- --------------- -------------- --------------- ----------------- ----------------
   Total         $    82,668     $   130,563     $   124,210    $    64,000     $    44,000       $   445,441
                 --------------- --------------- -------------- --------------- ----------------- ----------------

On June 13, 1997, the Company amended its existing $225 million Revolving Credit Facility with a bank group to decrease the commitment amount from $225 million to $150 million and decrease the interest rate from LIBOR plus 1.50 percent to LIBOR plus 1.15 percent.

The $150 million Revolving Credit Facility provides funding for working capital, construction activities and acquisitions.

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

6.   Distributions

On July 15, 1997, the Company paid a distribution of $0.405 per share ($8,235) to shareholders and $0.405 per unit ($1,864) to unitholders of record as of June 30, 1997.

7.   Management Fees

The Company performs management services for certain unaffiliated communities. Management fees received from managed communities were $119 and $664 for the three months ended June 30, 1997 and 1996 and $230 and $951 for the six months ended June 30, 1997 and 1996, respectively. The Second Quarter 1996 balance includes a one time non-recurring $500 termination fee received from the sale of management contracts.

8.   Stock Incentive Plan

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

Initially 1,830,000 shares of the Company's common stock were reserved for issuance under the plan. Information with respect to stock options granted during the six months ended June 30, 1997 is as follows:

                                                                          Weighted
                                                                           Average
                                                                        Exercise Price
                                                          Shares          Per Share
                                                          ------          ---------
Options outstanding at December 31, 1996                    908,850          $20.63
         Exercised                                           (7,500)          20.00
         Granted                                            241,500           20.49
         Forfeited                                          (32,225)          20.84
Options outstanding at June 30, 1997                  ---------------  ----------------
                                                          1,110,625          $20.66
                                                      ===============  ================

Options exercisable:
         December 31, 1996                                  357,700          $19.98
         June 30, 1997                                      521,125          $20.46

Options to purchase 719,375 and 901,650 shares of common stock were available for grant under the plan at June 30, 1997 and December 31, 1996, respectively.

Executive Stock Incentive Plan

Prior to the Initial Public Offering, the Company's predecessor Evans Withycombe, Inc. had in place an Executive Incentive Deferred Compensation Plan (the "Executive Plan"). Pursuant to the Executive Plan, certain executives of Evans Withycombe, Inc. (the "Participants") were granted an aggregate of 98,500 shares of restricted stock from the

Company one year following the Initial Public Offering if they remained employees of the Company during such period. One-third of the shares vest on each of the second, third and fourth anniversaries of the Initial Public Offering based on an offering price per share of $20. The expense is being amortized ratably over the periods in which the shares vest and an expense of $30 and $180 and $60 and $350 for the three and six months ended June 30, 1997 and 1996, respectively, is included in general and administrative expense. Information with respect to the executive restricted stock incentive plan is as follows:

                                                                  Shares
                                                                  ------

     Restricted stock, net of forfeitures, at December 31, 1996,  74,346
     Forfeited                                                    (1,174)
                                                                  ------
     Restricted stock at June 30, 1997                            73,172
                                                                  ======

     Number of shares vested at June 30, 1997                     27,600

Restricted Stock Program

The Company has awarded 45,220 shares, net of forfeitures, of restricted stock to certain employees of the Company under its 1994 Stock Incentive Plan. The restricted stock vests ratably over periods ranging from one to seven years from the date of the award and are based on the price of the stock at the award date which ranges from $19.13 to $22.25. The related expense will be amortized ratably over the periods in which the shares vest and an expense of $27 and $11 and $45 and $20, for the three and six months ended June 30, 1997 and 1996, respectively, is included in general and administrative expense.

9.   Minority Interest

Minority interest at June 30, 1997 is comprised of the following:

                                                      Number
                                                     of Units         Dollars
                                                     --------         -------

     Balance at December 31, 1996                   4,677,810         $56,592
     Conversion of units to common stock             (126,387)         (2,482)
     Allocation of net income                               -           2,664
     Allocation of extraordinary item -
          loss from early extinguishment of debt            -            (300)
     Distributions paid                                     -          (1,864)
                                                    ---------         -------
     Balance at June 30, 1997                       4,551,423         $54,610
                                                    =========         =======


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

Results of Operations - Consolidated Financial Statements

The results of  operations  for the three and the six months ended June 30, 1997
and  1996,   respectively,   were   significantly   affected  by   acquisitions,
developments and expansions.

Comparison of Results of Operations for the Three Months and Six Months Ended June 30, 1997 to the Three and Six Months Ended June 30, 1996

                               Three Months Ended              Six Months Ended
                               ------------------              ----------------
                                   June 30,                        June 30,
                               -----------------  Percentage   ---------------  Percentage
                                 1997       1996    Change     1997       1996    Change
                                 ----       ----    ------     ----       ----    ------
Rental income                  $27,713    $22,078     25.5%  $54,865    $44,214     24.1%
Third party management
    fees                           120        664    (81.9)      230        951    (75.8)

Interest and other               1,770      1,364     29.8     3,529      3,120     13.1
                               -------    -------     ----   -------    -------     ----
     Total revenues             29,603     24,106     22.8    58,624     48,285     21.4

Property operating and
  maintenance (1)                9,495      7,798     21.8    19,169     15,119     26.8

Property management                633        824    (23.2)    1,540      1,708     (9.8)
General and administrative         356        463    (23.1)      867        960     (9.6)
Interest                         8,013      5,469     46.6    15,402     10,893     41.4
Depreciation and
    amortization                 6,459      4,870     32.6    12,637      9,640     31.1
                               -------    -------     ----   -------    -------     ----
Total expenses                  24,956     19,424     28.5    49,615     38,320     29.5
                               -------    -------     ----   -------    -------     ----
Income before minority
    interest, gain on sale
    of real estate assets
    and extraordinary item     $ 4,647    $ 4,682     (0.7)% $ 9,009    $ 9,965     (9.6)%
                               =======    =======     ====   =======    =======     ====
Weighted average monthly
    rental revenue per
    unit, net of concessions   $   682    $   671            $   684    $   653
                               =======    =======            =======    =======
Weighted average number
    of apartments               15,272     12,302             15,019     12,116
                               =======    =======            =======    =======
Economic occupancy (2)            86.5%      88.3%              87.7%      90.3%
                               =======    =======            =======    =======

     (1) The Company defines property operating and maintenance expense as repairs and maintenance, other property operating, advertising expense and real estate taxes.
     (2) Stabilized properties only.

Rental revenues increased by $5,635 and $10,651 or 25.5 percent and 24.1 percent for the three and six months ended June 30, 1997 as compared to the similar period in 1996 as a result of increases in the weighted average number of apartments and weighted average monthly revenue per occupied apartment. The Company believes that the increase in rental income was largely attributable to the acquisitions and stabilization of properties developed by the Company in its rental markets.

Third party management fees decreased $544 and $721 or 81.9 percent and 75.8 percent due to the sale of several properties in the management portfolio in 1996 including a $500 one time termination fee for the sale of management contracts received in the Second Quarter of 1996.

Interest and other income for the three and six months ended June 30, 1997 increased $406 and $409 or 29.8 percent and 13.1 percent as compared to the similar period in 1996 as a result of an increase in the weighted average number of units.

Property operating and maintenance expense increased due to the increase in the weighted average number of apartments for the three and the six months ended June 30, 1997 as compared to the same period in 1996, respectively.

Interest expense increased due to an increase in debt resulting from acquisitions and the increase in weighted average number of units in the portfolio. The Company capitalized $493 and $971 of interest for the three and six months ended June 30, 1997 compared to $744 and $1,464 for the same periods in 1996 due to a decrease in construction activity. Interest costs incurred during construction of a new property are capitalized until completion of construction on a building-by-building basis.

"Same Store" Portfolio

The Company defines same store portfolio as those communities that reached stabilized occupancy prior to January 1, 1996. Same store portfolio consists of 39 stabilized properties containing 10,551 apartment units that were owned by the Company for the three months and six months ended June 30, 1997 and 1996. Same store portfolio was adjusted in the second quarter 1997 to reflect the sale of Deer Creek Village and The Pines apartment communities.

                          Three Months Ended                Six Months Ended
                         --------------------              ------------------
                               June 30,                         June 30,
                         -------------------- Percentage   ------------------   Percentage
                           1997        1996     Change       1997        1996     Change
                           ----        ----     ------       ----        ----     ------
Rental income            $ 18,504    $ 18,868     (1.9)%   $ 37,518    $ 38,329     (2.1)%
Other income                1,052         819     28.4        2,124       1,910     11.2
                         --------    --------     ----     --------    --------     ----
                           19,556      19,687     (0.7)      39,642      40,239     (1.5)
Property operating and
    maintenance             6,783       6,610      2.6       13,430      12,975      3.5
                         --------    --------     ----     --------    --------     ----
Property net operating
    income               $ 12,773    $ 13,077     (2.3)%   $ 26,212    $ 27,264     (3.9)%
                         ========    ========     ====     ========    ========     ====
Weighted average
    monthly rental
    revenue per unit,
    net of concessions   $    676    $    675              $    676    $    670
                         ========    ========              ========    ========
Economic occupancy           86.5%       88.4%                 87.7%       90.3%
                         ========    ========              ========    ========

Rental income for the three and six months ended June 30, 1997 decreased $364 and $811 as compared to the same period in 1996 as a result of a decline in the average economic occupancy. Other income for the three and six months ended June 30, 1997 increased as a result of higher ancillary income such as redecoration and application fees, and lease termination fees.

Communities Stabilized Less Than Two Years

Communities stabilized less than two years consist of the development of four new apartment communities and the expansion of four existing apartment communities by the Company, containing an aggregate of 1,444 new apartment units that reached stabilized occupancy during the year ended December 31, 1996. Increases in the three and six month periods ended June 30, 1997 as compared to the three and six month periods ended June 30, 1996 are the result of the increase in the weighted average number of apartments.

                                        Three Months Ended  Six Months Ended
                                              June 30,          June 30,
                                          ---------------------------------
                                           1997     1996     1997     1996
                                          ------   ------   ------   ------
     Rental income                        $2,935   $2,286   $5,997   $4,180
     Other income                            137      127      296      262
                                          ------   ------   ------   ------
                                           3,072    2,413    6,293    4,442

     Property operating and maintenance      955      769    1,917    1,422
                                          ------   ------   ------   ------


     Property net operating income        $2,117   $1,644   $4,376   $3,020
                                          ======   ======   ======   ======
     Weighted average number of
         apartments                        1,444    1,180    1,444    1,027
                                          ======   ======   ======   ======

Development and Lease Up Communities

Development and lease up communities consist of the development of five new apartment communities and the expansion of two existing apartment communities containing an aggregate of 1,542 apartment units that were in the "construction," "development," or "lease up" stage during 1997 and therefore, not considered to have achieved stabilized occupancy for all of the periods presented. Increases in the three and the six month periods ended June 30, 1997 as compared to the three and the six month periods ended June 30, 1996 are the result of an increase in the weighted average number of apartments.

                                        Three Months Ended  Six Months Ended
                                              June 30,          June 30,
                                          ---------------------------------
                                           1997     1996     1997     1996
                                          ------   ------   ------   ------
     Rental income                        $1,700   $  101   $3,049   $  103
     Other income                            133       24      254       25
                                          ------   ------   ------   ------
                                           1,833      125    3,303      128

     Property operating and maintenance      435      109    1,047      125
                                          ------   ------   ------   ------

     Property net operating income        $1,398   $   16   $2,256   $    3
                                          ======   ======   ======   ======
     Weighted average number of
         apartments in lease up              869       69      782       36
                                          ======   ======   ======   ======

Acquisitions

Acquisitions consist of 6 properties containing 1,906 apartment units, which have been acquired by the Company since January 1, 1996. There was one acquisition of an apartment community during the first six months of 1996, Canyon Crest Views a 178 unit apartment community that was acquired on June 27, 1996.

                                        Three Months Ended  Six Months Ended
                                              June 30,          June 30,
                                          ---------------------------------
                                           1997     1996     1997     1996
                                          ------   ------   ------   ------
     Rental income                        $3,800   $   18   $6,739   $   18
     Other income                            138     --        211     --
                                          ------   ------   ------   ------
                                           3,938       18    6,950       18

     Property operating and maintenance    1,110        2    2,264        2
                                          ------   ------   ------   ------

     Property net operating income        $2,828   $   16   $4,686   $   16
                                          ======   ======   ======   ======
     Weighted average number of
         apartments                        1,906        2    1,740     --
                                          ======   ======   ======   ======

Dispositions

Dispositions consist of two properties containing 502 apartment units, which were sold by the Company in June 1997. There were no dispositions of apartment communities during 1996.

                                        Three Months Ended  Six Months Ended
                                              June 30,          June 30,
                                          ---------------------------------
                                            1997     1996     1997     1996
                                          ------   ------   ------   ------
     Rental income                        $  774   $  805   $1,562   $1,584
     Other income                             41       35       82       70
                                          ------   ------   ------   ------
                                             815      840    1,644    1,654

     Property operating and maintenance      212      308      511      595
                                          ------   ------   ------   ------


     Property net operating income        $  603   $  532   $1,133   $1,059
                                          ======   ======   ======   ======
     Weighted average number of
         apartments                          502      502      502      502
                                          ======   ======   ======   ======


Liquidity and Capital Resources

Liquidity

The Company's net cash provided by operating activities of $19.6 million for the six months ended June 30, 1996 was comparable to the $19.8 million for the six months ended June 30, 1997. Net cash used in investing activities decreased from $60.6 million for the six months ended June 30, 1996 to $36.4 million for the six months ended June 30, 1997. The decrease is the result of a reduction in construction activity for the first six months of 1997 of $22.3 million as compared to $46.2 million for the first six months of 1996 being offset by $16.5 million related to the acquisitions of two apartment communities, net of assumed debt. Net cash provided by financing activities decreased from $39.2 million for the six months ended June 30, 1996 to $15.0 million for the six months ended June 30, 1997 due to less borrowings taking place on the Revolving Credit Facility as a result of the reduction in construction activity.

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1994. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute 95 percent of their ordinary taxable income.

The Company expects to meet its short-term liquidity requirements, including capital expenditures relating to maintaining Stabilized Communities, generally through its net cash provided by operations and borrowings under its credit arrangements and anticipates meeting long-term liquidity requirements, such as scheduled debt maturities, financing of construction and development activities and possible acquisitions through long-term unsecured borrowings, issuance of additional equity securities of the Company or debt securities of the Operating Partnership, or, possibly in connection with acquisitions of land or existing properties, issuance of Units of the Operating Partnership. The Company believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short and the long term.

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

Capital Resources

At June 30, 1997, the Company's total debt was approximately $445.4 million and the Company's debt to total market capitalization (Market Equity plus Debt) was approximately 46.2 percent. The Company received an investment grade security rating of "BBB-" from Standard & Poor's Corporation, "Baa3" from Moody's
Investors Service, Inc., and " BBB-" from Fitch Investors Service, L.P. in December 1996 with respect to prospective issuances of senior unsecured debt.

A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. A rating of (a) BBB- from Standard & Poor's Corporation indicates that the obligations of the Company are in the lower range of those obligations that exhibit adequate protection parameters, (b) Baa3 from Moody's Investors Service, Inc. indicates that the obligations of the Company are considered to be in the lower range of medium-grade obligations, which are not considered to be highly protected or poorly secured and (c) BBB- from Fitch Investors Service, L.P. indicates that the obligations of the Company are considered to be in the lower range of obligations considered to be of investment grade and of satisfactory credit quality and that its ability to pay interest and to repay principal is considered to be adequate.

Conventional Mortgage Loans

Conventional mortgage loans are comprised of three fixed rate loans at June 30, 1997, each of which is collateralized by a first mortgage lien on an apartment community included in real estate assets. The mortgages are payable in monthly installments of principal and interest and mature at various dates through August 17, 2004. The conventional mortgage loans aggregated $33.4 million at June 30, 1997 with interest rates ranging from 6.25 percent to 9.95 percent. In January 1997, the Company extinguished the debt on four mortgages with unpaid principal balances of approximately $25.0 million with proceeds from the Revolving Credit Facility. As a result, the Company incurred a loss from the early extinguishment of debt of approximately $1.2 million, net of minority interest of $300. On July 15, 1997, the Company repaid two additional mortgages with unpaid principal balances of approximately $15.2 million with proceeds from the Revolving Credit Facility. There were no prepayment penalties associated with the repayment of these two mortgages.

In December 1995, the Company entered into a ten year $50 million fixed rate loan from an insurance company that bears interest at 7.17 percent, with principal and interest due monthly based on a 25-year amortization schedule beginning January 1, 1996 through January 1, 2006, and the remaining unpaid principal balance due January 1, 2006. The loan is secured by a first deed of trust on five apartment communities. Proceeds from the loan were used to pay down outstanding balances on the Revolving Credit Facility. The outstanding debt was $49.3 million at June 30, 1997. The loan is convertible to unsecured upon the Company achieving an investment grade rating of BBB or better.

Mortgage Loan Certificates

The Company, through the Financing Partnership, borrowed $102.0 million under a securitized loan in August 1994. During January 1995, the Company borrowed the balance of $29.0 million (increasing the total to $131.0 million). The loan is secured by the first mortgage liens on 21 Communities. The $102.0 million was issued at 99.97 percent of its face amount and the $29.0 million was issued at
97.9375 percent of its face amount and will mature on August 1, 2001. Although both amounts bear interest at 7.98 percent, the $29.0 million has an effective interest rate of 8.40 percent due to the discount. The weighted average effective interest rate of the total $131 million loan is 8.05 percent. The bonds have been rated "AA" by Standard & Poor's.

In March 1997, the Company substituted two apartment communities, Sonoran and The Heritage, as collateral for the securitized loan in exchange for releasing the liens on three apartment communities, The Pines and Deer Creek Village, which were sold in June 1997, and La Valencia.

Senior Unsecured Notes

On April 2, 1997, the Company through the Operating Partnership completed the sale of $75 million senior unsecured notes priced at 99.44 percent of par with a coupon rate of 7.50 percent due April 15, 2004 and $50 million senior unsecured notes priced at 99.21 percent of par with a coupon rate of 7.625 percent due April 15, 2007. Proceeds to the Operating Partnership from the sale of the notes, net of underwriter's discount and out-of-pocket costs, was approximately $122.8 million. In anticipation of the Offering, the Operating Partnership entered into two forward treasury lock agreements on February 25, 1997. The treasury lock agreements were settled concurrently with the completion of the sale of the senior unsecured notes on April 2, 1997, and the Operating
Partnership received proceeds from the settlement of the treasury lock agreements of approximately $3 million. The Operating Partnership is amortizing the gain on the settlement of the treasury lock transaction as a reduction in interest expense on the notes using the effective interest rate method. The effective interest rates on the senior unsecured notes inclusive of the benefit from the settlement of the treasury lock transaction is 7.18 percent and 7.36 percent, respectively. The Operating Partnership used the proceeds from the sale of the notes and settlement of the treasury lock transaction to pay down its Revolving Credit Facility.

Tax Exempt Bonds

Tax exempt bonds were comprised of three floating rate bonds based on the tax exempt note rate set by the respective remarketing agents (or, at the option of the Company at a fixed rate determined by the remarketing agents). The bonds are secured by letters of credit which are secured by first mortgage liens on four apartment communities. The tax exempt bonds have monthly interest only payments and mature at various dates through 2016. The tax exempt bonds aggregated $64 million at June 30, 1997 with interest rates ranging from 5.20 percent to 5.56 percent.

Revolving Credit Facility

On June 13, 1997, the Company amended its existing $225 million unsecured Revolving Credit Facility with a bank group to decrease the commitment amount from $225 million to $150 million and decrease the interest rate from a floating rate of London Inter Bank Offered Rate (LIBOR ) plus 150 basis points (100 basis points equals one percent) to 115 basis points (or, at the option of the Company, at the prime rate announced by the banks). The Revolving Credit Facility has a term of three years which expires in September 1999, with an option to extend for one year and provides for monthly payments of interest only. It will be used to finance acquisitions, to fund construction and development and renovation costs, and for working capital purposes. At June 30, 1997, there was $44.0 million outstanding on the Revolving Credit Facility, with an effective interest rate of 7.23 percent. The Revolving Credit Facility contains customary representations, covenants and events of default, including a limitation which restricts dividends to 95 percent of Funds From Operations, as defined. The Company does not expect that the covenants will affect its ability to pay dividends in accordance with its current dividend policy or its ability to maintain a REIT status.

The table below outlines the Company's debt structure as of June 30, 1997.

                                                    Outstanding Weighted Average
                                                      Balance    Interest Rate
                                                      -------    -------------
Fixed Rate Debt:
   Mortgage Debt
     Conventional ....................................$ 82,668       7.60%
     Mortgage Loan Certificates ...................... 130,563       8.05
   Unsecured
     $75 million senior notes ........................  74,595       7.18
     $50 million senior notes ........................  49,615       7.36
                                                      --------       ----
         Total Fixed Rate Debt ....................... 337,441       7.63

Variable Rate Debt:
   Tax Exempt Bonds ..................................  64,000       5.40
   Revolving Credit Facility .........................  44,000       7.23
                                                      --------       ----
         Total Variable Rate Debt .................... 108,000       6.10
                                                      --------       ----
         Total Debt ..................................$445,441       7.28%
                                                      ========       ====

The Company had 6,140 unencumbered apartment units related to the Stabilized Communities and 720 unencumbered apartment units related to the Communities Under Construction and in Lease-Up at June 30, 1997.

Subsequent Offerings

On May 28, 1996, the Company completed the Second Public Offering of 4,500,000 shares of its Common Stock of which 2,000,000 shares were sold by the Company and an aggregate of 2,500,000 were sold by two institutional stockholders. On June 25, 1996, the underwriters exercised their over-allotment option for 200,000 shares and the Company issued an additional 88,889 shares of its Common Stock and the institutional stockholders sold an additional 111,111 shares pursuant to a partial exercise of the over-allotment option granted to the underwriters. Net proceeds to the Company from the Second Public Offering were approximately $40,891,000. The Company used the proceeds from the sale of Common Stock to pay down its Revolving Credit Facility.

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

On February 14, 1997, the Company completed the Third Public Offering of 1,800,000 shares of its Common Stock. Net proceeds to the Company from the February 1997 Offering were approximately $35,415,000. The Company used the proceeds from the sale of Common Stock to pay down its Revolving Credit Facility.

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

                                         Three Months Ended  Six Months Ended
                                              June 30,          June 30,
                                         -------------------------------------
                                           1997      1996      1997      1996
                                         -------   -------   -------   -------
  Income before minority interest,
    gain on sale of real estate assets
    and extraordinary item               $ 4,647   $ 4,682   $ 9,009   $ 9,965
  Depreciation and amortization, net
      of corporate depreciation            6,386     4,831    12,498     9,562
  Amortization of executive deferred
      compensation expense                    30       180        60       350
                                         -------   -------   -------   -------
  Funds from Operations                  $11,063   $ 9,693   $21,567   $19,877
                                         =======   =======   =======   =======

Number of Common Shares and Units

The Company had 24,415,225 and 21,320,722 weighted average number of shares and units at June 30, 1997 and 1996, respectively.

Capitalization of Fixed Assets and Community Improvements.

The Company has established a policy of capitalizing those expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. All expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred.

Acquisition of assets and community expenditures are as follows:

                                        Three Months Ended June 30, Six Months Ended June 30,
                                             1997         1996         1997         1996
                                            -------      -------      -------      -------
New community development                   $12,532      $15,895      $22,325      $46,171
Acquisitions                                   --         13,018       34,800       13,018
Nonrecurring capital expenditures:
  Vehicle access control gates                  412         --            725         --
  Computer upgrade                               81           23          152           51
Recurring capital expenditures:
  Community additions and
      improvements                            1,490          913        2,042        1,329
  Corporate additions and improvements           34         --             46         --
                                            -------      -------      -------      -------
                                            $14,549      $29,849      $60,090      $60,569
                                            =======      =======      =======      =======

Development and Construction Activity

The apartment communities under construction and in lease-up are listed below:

                                                                                Actual       Actual or
                                                      Average   Estimated       Date of      Estimated   Estimated
                                                       Unit    Construction  Construction    Commence-    Date of
                                             Total     Size       Cost         Commence-      ment of    Stabilized
             Name                  City      Units   (Sq. Ft.) (Millions)        ment        Lease-Up    Occupancy
--------------------------------------------------------------------------------------------------------------------
                                                                                             Quarter
                                                                               -------------------------------------
Phoenix
-------
The Isle at Arrowhead Ranch     Glendale      256       940     $   17           2:96         4:96           4:97
The Retreat Phase I             Phoenix       240       973         14           1:97         3:97           2:98
Vista Grove                     Mesa          224       911         14           1:97         3:97           2:98
                                              ---               ------
     Total                                    720               $   45
                                              ===               ======

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


Acquisition Activity

The Company is actively pursuing and in preliminary negotiations regarding the acquisition of additional properties in Riverside/San Bernardino and San Diego, California, but no assurance can be given that it will continue to pursue or consummate any acquisitions as a result of these negotiations.

Disposition Activity

During the second quarter of 1997, the Company sold two properties, Deer Creek Village and The Pines, containing 502 apartment units. The aggregate sales price was approximately $22.4 million resulting in a gain from the sale of approximately $5.2 million. The Company received cash of approximately $7.3 million and two carryback mortgage notes of approximately $15.1 million. The mortgage notes are secured by a first deed of trust on the two properties and mature in November 1997. The buyer may repay the two mortgage notes at anytime without prepayment penalties.

Apartment Communities

The following sets forth certain information regarding the current apartment communities at June 30, 1997. All of the communities are owned 100 percent in fee by the Company.

                                                                                                  Year
                                                                                                Developed
                                                                  Number of      Developed/        or
             Apartment Communities                   City        Apartments       Acquired      Acquired
             ---------------------                   ----        ----------       --------      --------
Same Store
Arizona
-------
    Phoenix:
Acacia Creek                                      Scottsdale           508        Acquired        1995
Bayside at the Islands                             Gilbert             272       Developed        1988
Country Brook                                      Chandler            276        Acq/Dev       1991/1993
Gateway Villas                                     Phoenix             180       Developed        1995
Greenwood Village                                   Tempe              270        Acquired        1993
Heritage Point                                       Mesa              148        Acquired        1994
La Mariposa                                          Mesa              222        Acquired        1990
La Valencia                                          Mesa              361        Acquired        1990
Little Cottonwoods                                  Tempe              379      Acq/Acq/Dev    1989/89/90
Los Arboles                                        Chandler            232       Developed        1985
Miramonte                                         Scottsdale           151       Developed        1983
Morningside                                       Scottsdale           160        Acquired        1992
Mountain Park Ranch                                Phoenix             240       Developed        1995
Park Meadow                                        Gilbert             156        Acquired        1992
Preserve at Squaw Peak                             Phoenix             108        Acquired        1991
Promontory Pointe                                  Phoenix             304        Acquired        1988
Rancho Murietta                                     Tempe              292        Acquired        1995
Scottsdale Courtyards                             Scottsdale           274       Developed        1993
Scottsdale Meadows                                Scottsdale           168       Developed        1984
Shadow Brook                                       Phoenix             224        Acquired        1993
Shores at Andersen Springs                         Chandler            299       Developed      1989/1993
Silver Creek                                       Phoenix             174        Acquired        1991
Sonoran                                            Phoenix             429       Developed        1995
Sun Creek                                          Glendale            175        Acquired        1993
Superstition Vista                                   Mesa              316        Acquired        1995
The Enclave                                         Tempe              204       Developed        1995
The Heritage                                       Phoenix             204       Developed        1995
The Meadows                                          Mesa              306        Acquired        1987
The Palms                                          Phoenix             132       Developed        1990
Towne Square                                       Chandler            468        Acq/Dev       1992/1995
Villa Encanto                                      Phoenix             382       Developed        1983
Village at Lakewood                                Phoenix             240       Developed        1988
                                                                   --------
                                                                     8,254
   Tucson:
Harrison Park                                       Tucson             172        Acquired        1991
La Reserve                                        Oro Valley           240       Developed        1988
Orange Grove Village                                Tucson             256        Acquired        1991
Suntree Village                                   Oro Valley           424        Acquired        1992
The Arboretum                                       Tucson             496        Acq/Dev       1992/1995
Village at Tanque Verde                             Tucson             217        Acq/Dev       1990/1994
                                                                   --------
                                                                     1,805
   California:
The Ashton                                       Corona Hills          492        Acquired        1995
                                                                   --------
                                                                       492
                                                                   --------
     Total Same Store                                               10,551
                                                                   ========

                                                                                                  Year
                                                                                                Developed
                                                                  Number of      Developed/        or
             Apartment Communities                   City        Apartments       Acquired      Acquired
             ---------------------                   ----        ----------       --------      --------
Communities Stabilized Less than Two Years
Arizona
-------
    Phoenix:
Country Brook Expansion Phase III                  Chandler            120       Developed       1995/96
Ingleside                                          Phoenix             120       Developed       1995/96
Ladera                                             Phoenix             248       Developed       1995/96
Mirador                                            Phoenix             316       Developed       1995/96
Park Meadow Expansion Phase II                     Gilbert              68       Developed       1995/96
Towne Square Expansion Phase III                   Chandler            116       Developed       1995/96
                                                                   --------
                                                                       988
Tucson:
The Legends                                         Tucson             312       Developed       1995/96
Orange Grove Expansion Phase II                     Tucson             144       Developed       1995/96
                                                                   --------
                                                                       456
                                                                   --------
     Total Communities Stabilized Less than Two Years                1,444
                                                                   ========

Developments and Lease-Up Properties
Arizona
-------
   Phoenix:
The Hawthorne (1)                                  Phoenix             276       Developed       1995/96
The Retreat Phase I                                Glendale            240       Developed       1996/97
Vista Grove                                          Mesa              224       Developed       1996/97
The Isle at Arrowhead Ranch (2)                    Glendale            256       Developed        1996
Promontory Pointe Expansion Phase II (1)           Phoenix             120       Developed       1995/96
                                                                   --------
                                                                     1,116
  Tucson:
Bear Canyon (3)                                     Tucson             238       Developed       1995/96
Harrison Park Expansion Phase II (3)                Tucson             188       Developed       1995/96
                                                                   --------
                                                                       426
                                                                   --------
    Total Developments and Lease-Up Properties                       1,542
                                                                   ========

Acquisitions
  California
  ----------
Canyon Crest Views                                Riverside            178        Acquired        1996
Canyon Ridge                                      San Diego            162        Acquired        1997
Marquessa                                        Corona Hills          336        Acquired        1997
Portofino                                        Chino Hills           176        Acquired        1996
Parkview Terrace Club                              Redlands            558        Acquired        1996
Redlands Lawn & Tennis Club                        Redlands            496        Acquired        1996
                                                                   --------
                                                                     1,906
                                                                   --------

Total                                                               15,443
                                                                   ========

Dispositions
Arizona
-------
Deer Creek Village                                 Phoenix           308          Acquired        1991
The Pines                                            Mesa            194          Acquired        1992
                                                                   --------
                                                                     502
                                                                   ========

(1)  Community  reached  stabilized  occupancy  in the  first  quarter  1997
(2)  Community  is in lease-up
(3)  Community  reached  stabilized  occupancy in the second quarter 1997

PART II     OTHER INFORMATION

Item 4 - Submission of Matters to Vote by Security Holders.

On June 10, 1997 at the Annual Meeting of Stockholders, two directors were re-elected to the Board of Directors for a three year term to expire at the 2000 Annual Meeting of Stockholders. The stockholders voted to elect both nominees as follows:

                                Total Votes for  Total Votes Against
                                 Each Director     Each Director       Abstained
                                 -------------     -------------       ---------
Richard G. Berry                  15,124,417           45,225          5,075,322
Gadi Kaufmann                     15,124,417           45,225          5,075,322

Item 6 - Exhibits and Reports on Form 8-K.

(b) No current reports on Form 8-K were filed during the quarter ended June 30, 1997.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        EVANS WITHYCOMBE RESIDENTIAL, INC.



August 11, 1997                         /s/ Stephen O. Evans
-----------------------                 -----------------------------------
 (Date)                                 Stephen O. Evans,
                                        Chairman of the Board and
                                        Chief Executive Officer




August 11, 1997                         /s/ Paul R. Fannin
-----------------------                 -----------------------------------
 (Date)                                 Paul R. Fannin,
                                        Senior Vice President and
                                        Chief Financial Officer
                                  Page 25 of 25