Form 10-Q
period 1997-09-30
EVANS WITHYCOMBE RESIDENTIAL INC
filed 1997-11-12
CIK 925267

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                   FORM 10-Q



               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


FOR QUARTER ENDED SEPTEMBER 30, 1997          COMMISSION FILE NUMBER 1-13256

                          ---------------------------


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






As of November 7, 1997 there were 20,477,006 shares of the registrant's common stock, $0.01 par value outstanding.

                      EVANS WITHYCOMBE RESIDENTIAL, INC.


                                     INDEX

PART I         FINANCIAL INFORMATION                         PAGE

               Item 1 Financial Statements

               Consolidated Balance Sheets as of
               September 30, 1997 (Unaudited) and
               December 31, 1996................................3

               Consolidated Statements of Income for
               the three and nine months ended September 30,
               1997 and 1996 (Unaudited)........................4

               Consolidated Statement of Stockholders'
               Equity as of September 30, 1997 (Unaudited)......5

               Consolidated Statements of Cash Flows for
               the nine months ended September 30, 1997
               and 1996 (Unaudited).............................6

               Notes to Consolidated Financial Statements.......7

               Item 2    Management's Discussion
                         and Analysis of Financial
                         Condition and Results of
                         Operations............................14

PART II        OTHER INFORMATION

               Item 6     Exhibits and Reports on Form 8-K.....25


SIGNATURES     ................................................25

                      EVANS WITHYCOMBE RESIDENTIAL, INC.
                          CONSOLIDATED BALANCE SHEETS
              (Amounts in thousands, except for number of shares)


                                                   SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                                   ------------------    ------------------
ASSETS                                                (Unaudited)
Real Estate:
  Land............................................     $  129,278           $  121,915
  Buildings and improvements......................        606,882              543,839
  Furniture and fixtures..........................         34,780               29,567
  Construction-in-progress........................         35,568               66,229
                                                   ------------------    ------------------
                                                          806,508              761,550
  Less accumulated depreciation...................        (54,409)             (38,331)
                                                   ------------------    ------------------
                                                          752,099              723,219
Cash and cash equivalents.........................          2,488                2,568
Restricted cash...................................         15,305                1,622
Accounts and notes receivable.....................          2,453                3,500
Mortgage notes receivable.........................          7,188                  -
Deferred costs, net of accumulated amortization
  of $1,851 and $1,265 at September 30, 1997 and
  December 31, 1996, respectively.................          4,503                3,838
Other assets......................................          3,135                1,587
                                                   ------------------    ------------------
Total assets......................................     $  787,171           $  736,334
                                                   ------------------    ------------------
                                                   ------------------    ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage and notes payable........................     $  442,156           $  436,172
Accounts payable and other liabilities............          8,962                7,833
Dividends payable.................................          7,765                 -
Accrued interest..................................          5,327                1,417
Accrued property taxes............................          5,306                2,912
Resident security deposits........................          2,617                1,818
Prepaid rent......................................            838                  585
Total liabilities.................................        472,971              450,737
                                                   ------------------    ------------------
Minority interest.................................         53,351               56,592

Stockholders' Equity:
  Preferred stock, $.01 par value, 10,000,000
    shares authorized, issued and outstanding -
    none..........................................              -                    -
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 20,433,747 and 18,366,902 issued
    and outstanding at September 30, 1997 and
    December 31, 1996, respectively...............            204                  184
  Additional paid-in capital......................        294,177              253,425
  Unamortized employee restricted stock
    compensation..................................         (1,691)                (465)
  Distributions in excess of net income...........        (31,841)             (24,139)
                                                   ------------------    ------------------
Total stockholders' equity........................        260,849              229,005
                                                   ------------------    ------------------
Total liabilities and stockholders' equity........     $  787,171           $  736,334
                                                   ------------------    ------------------
                                                   ------------------    ------------------

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
   (Amounts in thousands, except for number of shares and per share amounts)
                                  (Unaudited)





                                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                       SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                       -------------  -------------  -------------   -------------
                                                            1997         1996            1997            1996
                                                            ----         ----            ----            ----
Revenues:
  Rental..........................................      $  28,417      $  24,351      $  83,282      $  68,565
  Third party management fees.....................            381            103            611          1,054
  Interest income - investment in mortgage notes..            194              -            201              -
  Interest and other..............................          2,255          1,502          5,777          4,622
                                                       -------------  -------------  -------------   -------------
Total revenues....................................         31,247         25,956         89,871         74,241

Expenses:
  Property and maintenance........................          7,709          7,367         22,143         18,759
  Real estate taxes and insurance.................          2,552          1,847          7,287          5,574
  Property management.............................            788            721          2,328          2,429
  General and administrative......................            444            406          1,311          1,366
  Depreciation....................................          6,701          5,437         19,338         15,077
  Interest:
    Expense incurred, net of amounts capitalized..          7,587          6,077         22,534         16,693
    Amortization of deferred financing costs......            286            174            741            451
                                                       -------------  -------------  -------------   -------------
Total expenses....................................         26,067         22,029         75,682         60,349
                                                       -------------  -------------  -------------   -------------
Income before minority interest, gain on sale of
  real estate assets and extraordinary item.......          5,180          3,927         14,189         13,892
Gain on sale of real estate assets................          2,278              -          7,531              -
Minority interest.................................         (1,359)          (812)        (4,023)        (3,051)
                                                       -------------  -------------  -------------   -------------
Income before extraordinary item..................          6,099          3,115         17,697         10,841

Extraordinary item-
 loss on early extinguishment of debt
  net of minority interest of $300................             -               -        (1,200)             -

Net income........................................       $  6,099       $  3,115      $  16,497      $  10,841
                                                       -------------  -------------  -------------   -------------
                                                       -------------  -------------  -------------   -------------
Earnings per share before extraordinary item......         $  0.30        $  0.17        $  0.88        $  0.63
                                                       -------------  -------------  -------------   -------------
                                                       -------------  -------------  -------------   -------------
Earnings per share................................         $  0.30        $  0.17        $  0.82        $  0.63
                                                       -------------  -------------  -------------   -------------
                                                       -------------  -------------  -------------   -------------



Weighted average shares outstanding...............      20,367,905     18,271,915     19,997,836      17,118,499
                                                       -------------  -------------  -------------   -------------
                                                       -------------  -------------  -------------   -------------


See Notes to Consolidated Financial Statements

                      EVANS WITHYCOMBE RESIDENTIAL, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
   (Amounts in thousands, except for number of shares and per share amounts)
                                  (Unaudited)


                                                                                          UNAMORTIZED
                                                                                           EMPLOYEE
                                                                            ADDITIONAL     RESTRICTED     DISTRIBUTIONS
                                             NUMBER OF       COMMON          PAID-IN         STOCK        IN EXCESS OF
                                              SHARES          STOCK          CAPITAL      COMPENSATION     NET INCOME       TOTAL
                                             ---------      ---------       ----------    ------------   --------------   ---------
Stockholders' equity, December 31, 1996...  18,366,902      $  184        $  253,425       $  (465)      $  (24,139)     $ 229,005

Net income................................           -           -                 -             -           16,497         16,497
 Dividends on common stock
    ($1.19 per share).....................           -           -                 -             -          (24,199)       (24,199)
Proceeds of third offering, net of
 underwriting discount and offering.......   1,800,000          18            35,397             -                -         35,415
 costs of $406
Conversion of units to common stock.......     164,076           2             3,233             -                -          3,235
Exercise of stock options.................      36,500           -               731             -                -            731
Issuance of restricted stock..............      69,775           -             1,435        (1,435)               -              -
Forfeiture of restricted stock............      (3,506)          -               (44)            -                -            (44)
Amortization of deferred compensation.....           -           -                 -           209                -            209
                                           ------------      ---------    ----------    ------------   --------------    ----------
Stockholders' equity, September 30 1997...  20,433,747      $  204        $  294,177     $  (1,691)      $  (31,841)     $ 260,849
                                           ------------      ---------    ----------    ------------   --------------    ----------
                                           ------------      ---------    ----------    ------------   --------------    ----------


See Notes to Consolidated Financial Statements

                      EVANS WITHYCOMBE RESIDENTIAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------
                                                           1997            1996
                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................................    $  16,497      $  10,841
Adjustments to reconcile net income to net cash
  provided by operating  activities:
    Depreciation and amortization...................       19,338         15,077
    Amortization of deferred financing costs
      and bond discount.............................          807            495
    Amortization of deferred comp...................          255            360
    Minority interest...............................        3,723          3,051
    Net gain on sale of real estate assets..........       (7,531)             -
    Write-off of development and acquisition costs..          402            107
    Write-off of deferred loan costs................          294              -
Decrease (increase) in assets:
    Restricted cash.................................      (13,683)          (371)
    Accounts and notes receivable...................        1,047         (1,203)
    Other assets....................................       (1,548)          (160)
(Decrease) increase in liabilities:
    Accounts payable and other liabilities..........        1,129           (425)
    Accrued interest................................        3,910            141
    Accrued property taxes..........................        2,394          2,201
    Resident security deposits......................          799            158
    Prepaid rent....................................          253            341
                                                      ------------    ------------
Net cash provided by operating activities...........       28,086         30,613

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate assets......................      (54,431)      (103,443)
Sale of real estate assets..........................       24,383              -
                                                      ------------    ------------
Net cash used in investing activities...............      (30,048)      (103,443)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Third Public Offering, net
 of expenses........................................       35,415              -
Proceeds from Second Public Offering,
 net of expenses....................................            -         40,891
Proceeds from exercise of options...................          731            234
Proceeds from mortgage notes and revolving
  credit facility...................................      209,306        235,028
Principal payments on mortgage notes................     (221,706)      (178,748)
Payment for loan costs..............................       (1,700)        (1,758)
Dividends paid......................................      (16,434)       (19,550)
Minority interest distributions.....................       (3,730)        (5,509)
                                                      ------------    ------------
Net cash provided by financing activities...........        1,882         70,588
                                                      ------------    ------------
Net decrease in cash and cash equivalents...........          (80)        (2,242)
Cash and cash equivalents, beginning of period......        2,568          3,634
                                                      ------------    ------------
Cash and cash equivalents, end of period............    $   2,488      $   1,392
                                                      ------------    ------------
                                                      ------------    ------------
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest............    $  18,624      $  16,500
                                                      ------------    ------------
                                                      ------------    ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Assumption of debt related to the acquisition of
  apartment communities.............................    $  18,318      $  22,650
                                                      ------------    ------------
                                                      ------------    ------------
Origination of carryback mortgage notes arising
  from sale of apartment communities................    $   7,188      $       -
                                                      ------------    ------------
                                                      ------------    ------------
Issuance of stock under restricted stock
  incentive plan....................................    $      89      $      66
                                                      ------------    ------------
                                                      ------------    ------------
Conversion of units to common stock.................    $   3,234      $     888
                                                      ------------    ------------
                                                      ------------    ------------

See Notes to Consolidated Financial Statements

                       EVANS WITHYCOMBE RESIDENTIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1997
(AMOUNTS IN THOUSANDS, EXCEPT FOR APARTMENT DATA, NUMBER OF SHARES OR UNITS AND
                             PER SHARE AMOUNTS)
                                 (UNAUDITED)

1.ORGANIZATION AND FORMATION OF THE COMPANY

Evans Withycombe Residential, Inc. (the "Company") is one of the largest developers and managers of upscale apartment communities in Arizona and is expanding its operations into selected sub-markets in Southern California. The Company owns and manages 51 stabilized multifamily apartment communities containing 14,747 units, of which 44 stabilized multifamily apartment communities are located in Phoenix and Tucson, Arizona, containing a total of 12,349 units and seven stabilized multifamily apartment communities are located in the Southern California market containing a total of 2,398 units. The Company is also in the process of developing or expanding four multifamily apartment communities comprising 953 units in its Phoenix market.
 The Company is fully integrated with expertise in development, acquisitions, construction and management of apartment communities. The Company had approximately 600 employees at September 30, 1997.

The Company was incorporated on May 24, 1994 to develop, acquire, own and manage upscale multifamily apartment communities. On August 17, 1994, the Company completed an Initial Public Offering and engaged in various formation transactions designed to transfer ownership of the communities and other assets of the predecessor company to Evans Withycombe Residential, L. P. (the "Operating Partnership") or Evans Withycombe Finance Partnership, L.P. (the "Financing Partnership"). The Company is the sole general partner of and owned a 81.9 percent and 79.3 percent interest in the Operating Partnership at September 30, 1997 and 1996, respectively. The Company also holds a noncontrolling interest in Evans Withycombe Management, Inc. (the "Management Company").

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

2.BASIS OF PRESENTATION

The accompanying consolidated financial statements of Evans Withycombe Residential, Inc. include the consolidated accounts of the Company, the Operating Partnership, the Financing Partnership and the Management Company.

The accompanying unaudited consolidated financial statements have been presented by the Company's management in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

These consolidated financial statements should be read in conjunction with the Company's December 31, 1996 audited consolidated financial statements and accompanying notes in the Evans Withycombe Residential, Inc. Annual Report on Form 10-K/A.

RECLASSIFICATION

Certain amounts in the consolidated statements of income for 1996 have been reclassified to conform to the 1997 presentation.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE ASSETS AND DEPRECIATION

The Company records its real estate assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets such as real estate assets, be reviewed whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the estimated future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between book value and fair value as opposed to the difference between book value and net realizable value under the previous accounting standard. For long-term assets like apartment communities, the determination of whether there is an impairment loss is dependent primarily on the Company's estimates on occupancy, rent and expense increases, which involves numerous assumptions and judgments as to future events over a period of many years. At September 30, 1997 the Company does not hold any assets that meet the impairment criteria of SFAS No. 121.

Costs related directly to the acquisition and improvement of real estate are capitalized. Interest costs incurred during construction of a new property are capitalized until completion of construction on a building-by-building basis. Interest capitalized was $509 and $1,479 and $608 and $2,072, for the three and the nine months ended September 30, 1997 and 1996, respectively.

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

The Company also reports land relating to construction-in-progress as land on its balance sheet. Land associated with construction-in-progress was $8,272 and $12,060 at September 30, 1997 and December 31, 1996, respectively.

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

EARNINGS PER SHARE

Earnings per share has been computed by dividing net income for the three and the nine months ended September 30, 1997 and 1996, respectively, by the weighted average number of shares outstanding during the period.

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

4.   MORTGAGE NOTES RECEIVABLE

The Company's mortgage notes receivable consists of a $7.2 million mortgage note receivable at a fixed rate of 8.0 percent secured by a first mortgage lien on The Pines Apartments, matures November 1, 1997. The mortgage note receivable maturity date can be extended 30 days to December 1, 1997 at the option of the borrower.

5.   MORTGAGE AND NOTES PAYABLE

The Company's mortgage notes and notes payable consists of the following:



                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                  1997            1996
                                                                                  ----            ----
Conventional Mortgage Loans:
Mortgage note payable at a fixed interest rate of 8.0 percent, monthly principal and interest payments.  The unpaid principal balance was repaid on
January 9, 1997.                                                                  $     -         $  5,380

Mortgage note payable at a fixed interest rate of 8.0 percent, monthly principal and interest payments. The unpaid principal balance was repaid on
January 9, 1997.                                                                        -            4,340

Mortgage note payable at a fixed interest rate of 8.0 percent,  monthly principal and interest payments. The unpaid principal balance was repaid on
January 9, 1997.                                                                        -            8,951

Mortgage note payable at a fixed interest rate of 8.28 percent, monthly principal and interest payments.  The unpaid principal balance was repaid on
January 31, 1997.                                                                       -            6,225

Mortgage note payable at a fixed interest rate of 9.95 percent, monthly principal and interest payments through September 15, 1997.  The unpaid
principal balance was repaid on July 15, 1997.                                          -           12,065

Mortgage note payable at a fixed interest rate of 9.3 percent, monthly principal and interest payments through September 15, 1997.  The unpaid
principal balance was repaid on July 15, 1997.                                          -            3,182

Mortgage note payable at fixed interest rates ranging from 6.5 percent to 9.0 percent,  monthly principal and interest payments through August 17, 2004, remaining balance due August 17, 2004.  Interest rate increases 0.25 percent annually each September.  Secured by a first mortgage lien on one apartment community.  The mortgage note can be repaid at any time at the Company's option
without prepayment penalty.                                                        18,219                -

$50 million securitized debt at a fixed interest rate of 7.17 percent,              49,117           49,509
monthly principal and interest payments through January 1, 2006, remaining balance due January 1, 2006.  Secured by first mortgage liens on 5
communities.                                                                       67,336           89,652

MORTGAGE LOAN CERTIFICATES:
Securitized debt at a fixed stated interest rate of 7.98 percent,                 130,586          130,520
 with an effective interest rate of 8.05 percent, monthly interest payments only through August 1, 2001. Secured by first mortgage liens on 21 communities.
The face amount of $131 million is  due August 1, 2001.  The balance is net of unamortized discount of $414 and $480 at September 30, 1997 and December 31,
1996, respectively.

SENIOR UNSECURED NOTES:
$75 million senior unsecured notes with a fixed coupon rate of                     74,610                -
7.50 percent.  Semiannual interest only payments due April 15 and October 15 commencing October 15, 1997.  Face amount of $75 million is due April 15, 2004.
The balance is net of an unamortized discount of $390 at September 30, 1997.
The effective interest rate inclusive of the benefit of a treasury lock transaction is 7.18 percent.

$50 million senior unsecured notes with a fixed coupon rate of                     49,624                -
7.625 percent.  Semiannual interest only payments due April 15 and October 15 commencing October 15, 1997.  Face amount of $50 million is due April 15, 2007.
The balance is net of an unamortized discount of $375 at September 30, 1997.
The effective interest rate inclusive of the benefit of a treasury lock transaction is 7.36 percent.
                                                                                 ----------    -----------
                                                                                  124,234                -


                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                  1997            1996
                                                                                  ----            ----
TAX EXEMPT BONDS:
$17.3 million tax exempt bonds with a floating interest rate                   $  17,300       $  17,300
based on the tax exempt note rate set by the remarketing agent, or at the option of the Company can convert to a fixed rate as determined by the remarketing agent.  Secured by a $17.5 million direct pay letter of credit, interest payments only, matures December 1, 2007 (Effective interest rate of
5.61 percent at September 30, 1997).

$22.6 million tax exempt bonds with a floating interest rate                      22,650          22,650
based on the tax exempt note rate set by the remarketing agent, interest payments only.  Secured by a $22.8 million direct pay letter of credit, matures
February 1, 2016.  (Effective interest rate of 5.58 percent at September 30,
1997).

$24.05 million tax exempt bonds with a floating interest rate                     24,050          24,050
based on the tax exempt note rate set by the remarketing agent, interest payments only.  Secured by a $24.4 million direct pay letter of credit, matures
August 1, 2005.  (Effective interest rate of 5.29 percent at September 30,
1997).
                                                                                 ----------     ----------
                                                                                  64,000          64,000

REVOLVING CREDIT FACILITY:
$150 million unsecured Revolving Credit Facility with floating                    56,000         152,000
interest rate based on LIBOR plus 1.15 percent or at the option of the Company at prime rate, interest payments only.  Matures September 24, 1999 (Effective interest rate of 6.92 percent atSeptember 30, 1997).
                                                                                 ----------     ----------
                                                                                $442,156        $436,172
                                                                                 ----------     ----------
                                                                                 ----------     ----------

Scheduled principal payments on debt, assuming that the Company exercises its options to extend the maturity date on the Revolving Credit Facility, are as follows:


                    MORTGAGE      MORTGAGE        SENIOR       REVOLVING
                     NOTES          LOAN         UNSECURED     TAX-EXEMPT     CREDIT
                    PAYABLE     CERTIFICATES       NOTES          BONDS       FACILITY        TOTAL
                   ---------    ------------     ---------     ----------     ---------     ---------
1997             $     154     $        -     $        -      $       -      $       -         $  154
1998                   784              -              -              -              -            784
1999                   831              -              -              -         56,000         56,831
2000                   882              -              -              -              -            882
2001                   937        130,586              -              -              -        131,523
Thereafter          63,748              -        124,234         64,000              -        251,982
                   ---------    ------------     ---------     ----------     ---------     ---------
 Total           $  67,336     $  130,586     $  124,234      $  64,000      $  56,000     $  442,156
                   ---------    ------------     ---------     ----------     ---------     ---------
                   ---------    ------------     ---------     ----------     ---------     ---------

On June 13, 1997, the Company amended its existing $225 million Revolving Credit Facility with a bank group to decrease the commitment amount from $225 million to $150 million and decrease the interest rate from LIBOR plus 1.50 percent to LIBOR plus 1.15 percent. The Revolving Credit Facility provides funding for working capital, construction activities and acquisitions.

The Company has three direct pay letters of credit of $17,500, $22,800 and $24,400 which serve as a credit enhancement for the tax exempt bonds. The letters of credit are secured by a first mortgage lien on four apartment communities.

In January 1997, the Company extinguished the debt on four mortgages with unpaid principal balances of approximately $25,000 with proceeds from the Revolving Credit Facility. As a result, the Company incurred a loss from the early extinguishment of debt of approximately $1,200, net of minority interest of $300.

6.    DISTRIBUTIONS

On October 15, 1997, the Company paid a distribution of $0.38 per share ($7,765) to shareholders and $0.38 per unit ($1,715) to unitholders of record as of September 30, 1997.

7.         MANAGEMENT FEES

The Company performs management services for certain unaffiliated communities. Management fees received from managed communities were $380 and $102 for the three months ended September 30, 1997 and 1996 and $610 and $1,053 for the nine months ended September 30, 1997 and 1996, respectively. The nine months ended September 30, 1997 and 1996 balance includes a one time non-recurring $250 and $500 termination fee received from the sale of management contracts, respectively.

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

Initially 1,830,000 shares of the Company's common stock were reserved for issuance under the plan. Information with respect to stock options granted during the nine months ended September 30, 1997 is as follows:

                                                                  Weighted
                                                                   Average
                                                                Exercise Price
                                                    Shares        Per Share
                                                   ---------      ----------
Options outstanding at December 31, 1996            908,850         $20.63
  Exercised                                        (36,500)          20.02
  Granted                                           266,500          20.58
  Forfeited                                        (33,588)          20.81
                                                   ---------      ----------
Options outstanding at September 30, 1997         1,105,262         $20.70
                                                   ---------      ----------
                                                   ---------      ----------
Options exercisable:
  December 31, 1996                                 357,700         $19.98
  September 30, 1997                                601,664         $20.40


Options to purchase 724,738 and 901,650 shares of common stock were available for grant under the plan at September 30, 1997 and December 31, 1996, respectively.

EXECUTIVE STOCK INCENTIVE PLAN

Prior to the Initial Public Offering, the Company's predecessor Evans Withycombe, Inc. had in place an Executive Incentive Deferred Compensation Plan (the "Executive Plan"). Pursuant to the Executive Plan, certain executives of Evans Withycombe, Inc. (the "Participants") were granted an aggregate of 98,500 shares of restricted stock from the Company one year following the Initial Public Offering if they remained employees of the Company during such period. One-third of the shares vest on each of the second, third and fourth anniversaries of the Initial Public Offering based on an offering price per share of $20. The expense is being amortized ratably over the periods in which the shares vest and an expense of $35 and $48 and $95 and $360 for the three and nine months ended September 30, 1997 and 1996, respectively, is included in general and administrative expense. Information with respect to the executive restricted stock incentive plan is as follows:

                                                                    Shares
                                                                   ---------
      Restricted stock, net of forfeitures, at December 31, 1996    74,346
      Forfeited                                                     (1,174)
                                                                   ---------
      Restricted stock at September 30, 1997                        73,172
                                                                   ---------
                                                                   ---------
      Number of shares vested at September 30, 1997                 53,325

RESTRICTED STOCK PROGRAM

The Company has awarded 45,220 shares, net of forfeitures, of restricted stock to certain employees of the Company under its 1994 Stock Incentive Plan. The restricted stock vests ratably over periods ranging from one to seven years from the date of the award and are based on the price of the stock at the award date which ranges from $19.13 to $22.25. The related expense will be amortized ratably over the periods in which the shares vest and an expense of $92 and $34 and $168 and $66, for the three and nine months ended September 30, 1997 and 1996, respectively, is included in general and administrative expense.

9.   MINORITY INTEREST

Minority interest at September 30, 1997 is comprised of the following:

                                                         Number
                                                        of Units       Dollars
                                                       -----------   ----------
    Balance at December 31, 1996                       4,677,810        $56,592
    Conversion of units to common stock                (164,076)        (3,234)
    Allocation of net income                                   -          4,023
Allocation of extraordinary item -
    loss from early extinguishment of debt                     -          (300)
    Distributions paid                                         -        (3,730)
                                                       -----------   ----------
    Balance at September 30, 1997                      4,513,734        $53,351
                                                       -----------   ----------
                                                       -----------   ----------

The Units can be redeemed for cash or shares of common stock of the Company on a one-for-one basis at the Company's option. Minority interest of unitholders in the Operating Partnership is calculated based on the weighted average of shares of common stock and Units outstanding during the period.

10.  MERGER AND RECENT DEVELOPMENTS

The Company has entered into an Agreement and Plan of Merger, dated as of August 27, 1997 (the "Agreement"), with Equity Residential Properties Trust ("EQR"). The Agreement provides for the exchange of all of the outstanding common shares of the Company for common shares of EQR, at an exchange ratio of 0.50 common shares of EQR for each common share of the Company (the "Merger").

The Merger is subject to the approval of the common shareholders of both EQR and the Company.

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

OVERVIEW

When used in the following discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, the actual timing of the Company's planned acquisitions and developments, the strength of the local economies in the sub-markets in which the Company operates, the Company's ability to successfully manage its planned expansion into Southern California and the culmination of its pending merger with EQR. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS - CONSOLIDATED FINANCIAL STATEMENTS

The results of operations for the three and the nine months ended September 30, 1997 and 1996, respectively, were significantly affected by acquisitions, developments and expansions.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS
ENDED SEPTEMBER 30, 1997 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996



                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                        -------------------    PERCENTAGE  -------------------  PERCENTAGE
                                                             1997      1996      CHANGE      1997        1996     CHANGE
                                                        ---------  ---------   ---------  ----------   -------- ----------
Rental income........................................   $  28,417  $  24,351       16.7%   $  83,282    $  68,565     21.5%
Third party management fees..........................         381        103      269.9          611        1,054    (42.0)
Interest income - investment in mortgage notes.......         194          -        N/A          201            -      N/A
Interest and other...................................       2,255      1,502       50.1        5,777        4,622     25.0
                                                        ---------  ---------   ---------  ----------   -------- ----------
     Total revenues..................................      31,247     25,956       20.4       89,871       74,241     21.1

Property operating and maintenance (1)...............      10,261      9,214       11.4       29,430       24,333     20.9
Property management..................................         788        721        9.3        2,328        2,429     (4.2)
General and administrative...........................         444        406        9.4        1,311        1,366     (4.0)
Interest.............................................       7,873      6,251       25.9       23,275       17,144     35.8
Depreciation and amortization........................       6,701      5,437       23.2       19,338       15,077     28.3
                                                        ---------  ---------   ---------  ----------   -------- ----------
Total expenses.......................................      26,067     22,029       18.3       75,682       60,349     25.4
                                                        ---------  ---------   ---------  ----------   -------- ----------
Income before minority interest, gain on sale
 of real estate assets and
 extraordinary item..................................    $  5,180   $  3,927       31.9%   $  14,189    $ 13,892      2.1%
                                                        ---------  ---------   ---------  ----------   -------- ----------
                                                        ---------  ---------   ---------  ----------   -------- ----------
Weighted average monthly rental revenue per
  unit, net of concessions...........................      $  697     $  664               $  682       $     678
                                                        ---------  ---------               --------    ----------
                                                        ---------  ---------               --------    ----------
Weighted average number of apartments................      14,927     13,325                 14,989        12,519
                                                        ---------  ---------               --------    ----------
                                                        ---------  ---------               --------    ----------
Economic occupancy (2)...............................        92.2%      89.3%                 89.1%         90.0%
                                                        ---------  ---------               --------    ----------
                                                        ---------  ---------               --------    ----------

      (1) The Company defines property operating and maintenance expense as property and maintenance, real estate taxes and insurance.
      (2) Stabilized properties only.

Rental revenues increased by $4,066 and $14,717 or 16.7 percent and 21.5 percent for the three and nine months ended September 30, 1997 as compared to the similar period in 1996 as a result of increases in the weighted average number of apartments, weighted average monthly revenue per occupied apartment and a change in economic occupancy. The Company believes that the increase in rental income was largely attributable to the acquisitions and stabilization of properties developed by the Company in its rental markets.

Third party management fees increased $278 or 269.9 percent for the three months ended September 30, 1997 as a result of a $250 gain on the sale of a management contract and decreased $442 or 42.0 percent for the nine months ended September 30, 1997 due to the sale of several properties in the management portfolio in 1996 including a $500 one time termination fee for the sale of management contracts received in the second quarter of 1996.

Interest and other income for the three and nine months ended September 30, 1997 increased $753 and $1,155 or 50.1 percent and 25.0 percent as compared to the similar period in 1996 as a result of an increase in ancillary income related to the weighted average number of units, additional interest income from funds held by third party intermediaries, and cable revenue sharing.

Property operating and maintenance expense increased due to the increase in the weighted average number of apartments for the three and the nine months ended September 30, 1997 as compared to the same period in 1996, respectively.

Interest expense increased due to an increase in debt resulting from acquisitions and the increase in weighted average number of units in the portfolio. The Company capitalized $509 and $1,479 of interest for the three and nine months ended September 30, 1997 compared to $608 and $2,072 for the same periods in 1996 due to a decrease in construction activity. Interest costs incurred during construction of a new property are capitalized until completion of construction on a building-by-building basis.

"SAME STORE" PORTFOLIO

The Company defines same store portfolio as those communities that reached
stabilized occupancy prior to January 1, 1996.   Same store portfolio
consists of 38 stabilized properties containing 10,319 apartment units that were owned by the Company for the three months and nine months ended September 30, 1997 and 1996. Same store portfolio was adjusted to reflect the sale of Deer Creek Village, The Pines and Los Arboles apartment communities.


                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                SEPTEMBER 30,                    SEPTEMBER 30,
                            -------------------   PERCENTAGE  -------------------  PERCENTAGE
                                1997      1996      CHANGE      1997        1996     CHANGE
                            ---------  ---------   ---------  ----------   -------- ----------
Rental income             $  19,038  $  18,561      2.6%    $  55,763    $ 56,082    (0.6)%
Other income                  1,110      1,044      6.3         3,203       2,973     7.7
                          ---------  ---------   ---------  ----------   -------- ----------
                             20,148     19,605      2.8       58,966       59,055    (0.2)
Property operating and
  maintenance                 7,080      7,053      0.4       20,208       19,725     2.4
                          ---------  ---------   ---------  ----------   -------- ----------
Property net operating
  income                   $ 13,068  $  12,552      4.1%   $  38,758     $ 39,330    (1.5)%
                          ---------  ---------   ---------  ----------   -------- ----------
                          ---------  ---------   ---------  ----------   -------- ----------
Weighted average
  monthly rental
  revenue per unit, net
  of concessions             $  668     $  667                $  674      $   670
                          ---------  ---------               --------    ----------
                          ---------  ---------               --------    ----------
Economic occupancy             92.2%      89.3%                 89.1%        90.0%
                          ---------  ---------               --------    ----------
                          ---------  ---------               --------    ----------

Rental income for the three months ended September 30, 1997 increased $477 and decreased $319 for the nine months ended September 30, 1997 as compared to the same period in 1996 as a result of a change in the average economic occupancy. Other income for the three and nine months ended September 30, 1997 increased as a result of higher ancillary income such as redecoration and application fees, and lease termination fees.

COMMUNITIES STABILIZED LESS THAN TWO YEARS

Communities stabilized less than two years consist of the development of four new apartment communities and the expansion of four existing apartment communities by the Company, containing an aggregate of 1,444 new apartment units that reached stabilized occupancy during the year ended December 31, 1996. Increases in the three and nine month periods ended September 30, 1997 as compared to the three and nine month periods ended September 30, 1996 are the result of the increase in the weighted average number of apartments.


                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                  SEPTEMBER 30,         SEPTEMBER 30,
                              -------------------     -------------------
                                  1997      1996        1997       1996
                               ---------  ---------   ---------- ---------
     Rental income             $  3,020   $  2,768    $  9,017   $  6,948
     Other income                   183        180         479        442
                               ---------  ---------   ----------   -------
                                  3,203      2,948       9,496      7,390

     Property operating and
       maintenance                1,052        873       2,969      2,295
                               ---------  ---------   ----------   -------
     Property net operating
       income                  $  2,151   $  2,075    $  6,527   $  5,095
                               ---------  ---------   ----------   -------
                               ---------  ---------   ----------   -------
     Weighted average number
       of apartments              1,444      1,354       1,444      1,136
                               ---------  ---------   ----------   -------
                               ---------  ---------   ----------   -------

DEVELOPMENT AND LEASE UP COMMUNITIES

Development and lease up communities consist of the development of six new apartment communities and the expansion of two existing apartment communities containing an aggregate of 2,031 apartment units that were in the "construction," "development," or "lease up" stage during 1997 and therefore, not considered to have achieved stabilized occupancy for all of the periods presented. Increases in the three and the nine month periods ended September 30, 1997 as compared to the three and the nine month periods ended September 30, 1996 are the result of an increase in the weighted average number of apartments.



                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                  SEPTEMBER 30,         SEPTEMBER 30,
                              -------------------     -------------------
                                  1997      1996        1997        1996
                               ---------  ---------   ----------   -------
     Rental income             $  2,041     $  410     $  5,090     $  513
     Other income                   150         79          404        104
                               ---------  ---------   ----------   -------
                                  2,191        489        5,494        617

     Property operating
       and maintenance              649        295        1,696        420
                               ---------  ---------   ----------   -------
     Property net operating
       income                  $  1,542     $  194     $  3,798     $  197
                               ---------  ---------   ----------   -------
                               ---------  ---------   ----------   -------
     Weighted average number
        of apartments in
        lease up                  1,026        251          806        107
                               ---------  ---------   ----------   -------
                               ---------  ---------   ----------   -------

ACQUISITIONS

Acquisitions consist of six properties containing 1,906 apartment units, which have been acquired by the Company since January 1, 1996. The Company acquired three apartment communities containing 912 apartment units during the third quarter of 1996. There were no acquisitions of apartment communities during the third quarter of 1997.


                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                  SEPTEMBER 30,          SEPTEMBER 30,
                              -------------------     -------------------
                                  1997      1996        1997        1996
                               ---------  ---------   ----------   -------
     Rental income             $  3,908    $  1,400    $  10,647  $  1,418
     Other income                   193          35          404        35
                               ---------  ---------   ----------   -------
                                  4,101       1,435       11,051     1,453
     Property operating and
       maintenance                1,321         513        3,585       515
                               ---------  ---------   ----------   -------
     Property net operating
       income                  $  2,780    $    922    $   7,466  $    938
                               ---------  ---------   ----------   -------
                               ---------  ---------   ----------   -------
     Weighted average number
       of apartments              1,906         667        1,795       222
                               ---------  ---------   ----------   -------
                               ---------  ---------   ----------   -------

DISPOSITIONS

Dispositions consist of three properties containing 734 apartment units, which were sold by the Company in 1997. The Company sold one apartment community, containing 232 units, in the third quarter of 1997 and two apartment communities, containing 502 units, in the second quarter of 1997. There were no dispositions of apartment communities during 1996.

                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                  SEPTEMBER 30,           SEPTEMBER 30,
                              -------------------     -------------------
                                  1997      1996        1997        1996
                               ---------  ---------   ----------   -------
     Rental income                $  410   $  1,212     $  2,766  $  3,604
     Other income                     14         57          127       155
                               ---------  ---------   ----------   -------
                                     424      1,269        2,893     3,759

     Property operating and
       maintenance                   159        480          973     1,378
                               ---------  ---------   ----------   -------
     Property net operating
       income                     $  265     $  789     $  1,920  $  2,381
                               ---------  ---------   ----------   -------
                               ---------  ---------   ----------   -------
     Weighted average number
        of apartments                232        734          567       734
                               ---------  ---------   ----------   -------
                               ---------  ---------   ----------   -------

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company's net cash provided by operating activities of $30.6 million for the nine months ended September 30, 1996 decreased to $28.1 million for the nine months ended September 30, 1997 as a result of cash related to the sale of apartment communities being held by a third party intermediary in order to complete a tax free exchange. Net cash used in investing activities decreased from $103.4 million for the nine months ended September 30, 1996 to $30.0 million for the nine months ended September 30, 1997. The decrease is the result of a reduction in construction activity for the first nine months of 1997 of $32.5 million as compared to $66 million for the first nine months of 1996 and a decrease in cash used to fund the Company's acquisition activity from $34.9 million to $17.5 million in the first nine months of 1996 as compared to the first nine months of 1997 and the proceeds received from the sale of three apartment communities. Net cash provided by financing activities decreased from $70.6 million for the nine months ended September 30, 1996 to $1.9 million for the nine months ended September 30, 1997 due to less borrowings under the Revolving Credit Facility as a result of the reduction in construction and acquisition activity.

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

The information in the immediately preceding paragraph is forward looking and involves risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term. While it is impossible to itemize the many factors and specific events that could affect the Company's outlook for its liquidity requirements, such factors would include the actual timing of the Company's planned development of new, and expansion of existing, communities; acquisitions of existing apartment communities; the actual costs associated with such developments and acquisitions; the strength of the local economies in the sub-markets in which the Company operates and the culmination of its pending merger with EQR. The Company is further subject to risks relating to the limited geographic area in which it operates and its ability to successfully manage its planned expansion into Southern California, a market in which it did not have any operating history prior to 1995. Higher than expected costs, delays in development of communities, a downturn in the local economies and/or the lack of growth of such economies could reduce the Company's revenues and increase its expenses, resulting in a greater burden on the Company's liquidity than that which the Company has described above.

CAPITAL RESOURCES

At September 30, 1997, the Company's total debt was approximately $442.2 million and the Company's debt to total market capitalization (Market Equity plus Debt) was approximately 40.2 percent. The Company received an investment grade security rating of "BBB-" from Standard & Poor's Corporation, "Baa3" from Moody's Investors Service, Inc., and " BBB-" from Fitch Investors Service, L.P. in December 1996 with respect to prospective issuances of senior unsecured debt.

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

CONVENTIONAL MORTGAGE LOANS

Conventional mortgage loans are comprised of one fixed rate loan at September 30, 1997 which is collateralized by a first mortgage lien on an apartment community included in real estate assets. The mortgage is payable in monthly installments of principal and interest and matures on August 17, 2004. The conventional mortgage loan aggregated $18.2 million at September 30, 1997 with an interest rate of 6.5 percent. In January 1997, the Company extinguished the debt on four mortgages with unpaid principal balances of approximately $25.0 million with proceeds from the Revolving Credit Facility. As a result, the Company incurred a loss from the early extinguishment of debt of approximately $1.2 million, net of minority interest of $300. On July 15, 1997, the

Company repaid two additional mortgages with unpaid principal balances of approximately $15.2 million with proceeds from the Revolving Credit Facility. There were no prepayment penalties associated with the repayment of these two mortgages.

In December 1995, the Company entered into a ten year $50 million fixed rate loan from an insurance company that bears interest at 7.17 percent, with principal and interest due monthly based on a 25-year amortization schedule beginning January 1, 1996 through January 1, 2006, and the remaining unpaid principal balance due January 1, 2006. The loan is secured by a first deed of trust on five apartment communities. Proceeds from the loan were used to pay down the outstanding balances on the Revolving Credit Facility. The outstanding debt was $49.1 million at September 30, 1997. The loan is convertible to unsecured upon the Company achieving an investment grade rating of BBB or better.

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

TAX EXEMPT BONDS

Tax exempt bonds were comprised of three floating rate bonds based on the tax exempt note rate set by the respective remarketing agents (or, at the option of the Company at a fixed rate determined by the remarketing agents). The bonds are secured by letters of credit which are secured by first mortgage liens on four apartment communities. The tax exempt bonds have monthly interest only payments and mature at various dates through 2016. The tax exempt bonds aggregated $64.0 million at September 30, 1997 with interest rates ranging from 5.29 percent to 5.61 percent.

REVOLVING CREDIT FACILITY

On June 13, 1997, the Company amended its existing $225 million unsecured Revolving Credit Facility with a bank group to decrease the commitment amount from $225 million to $150 million and decrease the interest rate from a floating rate of London Inter Bank Offered Rate (LIBOR) plus 150 basis points (100 basis points equals one percent) to 115 basis points (or, at the option of the Company, at the prime rate announced by the banks). The Revolving Credit Facility has a term of three years which expires in September 1999, with an option to extend for one year and provides for monthly payments of interest only. It will be used to finance acquisitions, to fund construction and development and renovation costs, and for working capital purposes. At September 30, 1997, there was $56.0 million outstanding on the Revolving Credit Facility, with an effective interest rate of 6.92 percent. The Revolving Credit Facility contains customary representations, covenants and events of default, including a limitation which restricts dividends to 95 percent of Funds From Operations, as defined. The Company does not expect that the covenants will affect its ability to pay dividends in accordance with its current dividend policy or its ability to maintain a REIT status.

The table below outlines the Company's debt structure as of September 30, 1997.


                                                         OUTSTANDING    WEIGHTED AVERAGE
                                                           BALANCE        INTEREST RATE
                                                        ------------    ----------------
FIXED RATE DEBT:
 Mortgage Debt:
  Conventional......................................    $  67,336              6.98%
  Mortgage Loan Certificates........................      130,586              8.05
Unsecured:
  $75 million senior notes..........................       74,610              7.18
  $50 million senior notes..........................       49,624              7.36
                                                        ------------       ------------
     Total Fixed Rate Debt..........................      322,156              7.51

VARIABLE RATE DEBT:
 Tax Exempt Bonds...................................       64,000              5.38
 Revolving Credit Facility..........................       56,000              6.92
                                                        ------------       ------------
     Total Variable Rate Debt.......................      120,000              6.10
                                                        ------------       ------------
     Total Debt.....................................    $ 442,156              7.12%
                                                        ------------       ------------
                                                        ------------       ------------

The Company had 6,164 unencumbered apartment units related to the Stabilized Communities and 953 unencumbered apartment units related to the Communities Under Construction and in Lease-Up at September 30, 1997.

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

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                   -------------------           -------------------
                                                   1997           1996           1997           1996
                                                ---------      ---------     ---------     ---------
     Income before minority interest,
       gain on sale of real estate assets
       and extraordinary item                   $   5,180      $  3,927      $  14,189     $  13,892
     Depreciation and amortization, net of
         corporate depreciation                     6,603         5,390         19,101        14,951
     Amortization of executive deferred
         compensation expense                          35            48             95           360
                                                ---------      ---------     ---------     ---------
     Funds from Operations                      $  11,818      $  9,365      $  33,385     $  29,203
                                                ---------      ---------     ---------     ---------
                                                ---------      ---------     ---------     ---------

NUMBER OF COMMON SHARES AND UNITS

The Company had 24,915,866 and 24,583,939 weighted average number of shares and units for the three and the nine months ended September 30, 1997 and 23,038,163 and 21,897,381 for the three and the nine months ended September 30, 1996, respectively.

CAPITALIZATION OF FIXED ASSETS AND COMMUNITY IMPROVEMENTS.

The Company has established a policy of capitalizing those expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. All expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred.

Acquisition of assets and community expenditures are as follows:

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                   -------------------           -------------------
                                                   1997           1996           1997           1996
                                                ---------      ---------     ---------     ---------

New community development                       $  10,556      $  20,143     $  32,881      $  66,314
Acquisitions                                            -         44,193        34,800         57,211
Nonrecurring capital expenditures:
Vehicle access control gates                          712            154         1,437            154
Computer upgrade                                      195            148           347            199
Recurring capital expenditures:
 Community additions and
    improvements                                      930            746         2,972          2,075
Corporate additions and improvements                   13             21            59             21
                                                ---------      ---------     ---------     ---------
                                                $  12,406      $  65,405     $  72,496     $  125,974
                                                ---------      ---------     ---------     ---------
                                                ---------      ---------     ---------     ---------

DEVELOPMENT AND CONSTRUCTION ACTIVITY

The apartment communities under construction and in lease-up are listed below:

                                                                                         ACTUAL       ACTUAL OR
                                                            AVERAGE      ESTIMATED       DATE OF       ESTIMATED      ESTIMATED
                                                             UNIT      CONSTRUCTION    CONSTRUCTION    COMMENCE-       DATE OF
                                             TOTAL           SIZE         COST           COMMENCE-      MENT OF      STABILIZED
          NAME              CITY             UNITS         (SQ.FT.)     (MILLIONS)         MENT         LEASE-UP      OCCUPANCY
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      QUARTER
                                                                                                    ----------------------------
PHOENIX
--------
Montierra                Scottsdale            249          1,052          $  21           3:97           2:98           1:99
The Retreat Phase I         Phoenix            240            973             14           1:97           3:97           2:98
The Retreat Phase II        Phoenix            240            973             17           3:97           2:98           1:99
Vista Grove                    Mesa            224            911             14           1:97           3:97           2:98
                                            --------                      --------
     TOTAL                                     953                         $  66
                                            --------                      --------
                                            --------                      --------

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

DISPOSITION ACTIVITY

During the second quarter of 1997, the Company sold two properties, Deer Creek Village and The Pines, containing 502 apartment units. The aggregate sales price was approximately $22.4 million resulting in a gain from the sale of approximately $5.2 million. The Company received cash of approximately $7.3 million and two carryback mortgage notes of approximately $15.1 million. The $7.9 million mortgage note on Deer Creek Village was paid off on July
23, 1997. The mortgage note is secured by a first deed of trust on The Pines property and matures in November 1997. The buyer may repay the remaining mortgage note at anytime without prepayment penalties. The mortgage note receivable maturity date can be extended 30 days to December 1, 1997 at the option of the borrower.

On September 30, 1997, the Company sold Los Arboles Apartments, a 232 unit apartment community located in Chandler, Arizona. The aggregate proceeds were approximately $12.5 million resulting in a gain from the sale of approximately $2.3 million. In connection with the sale, the Company sold the management contract on an adjoining apartment community, Los Arboles II and received payment of the unpaid principal balance and accrued interest on the mortgage note on that property.

APARTMENT COMMUNITIES

The following sets forth certain information regarding the current apartment communities at September 30, 1997. All of the communities are owned 100 percent in fee by the Company.


                                                                                     YEAR
                                                                                   DEVELOPED
                                                     NUMBER OF    DEVELOPED/          OR
      APARTMENT COMMUNITIES            CITY          APARTMENTS    ACQUIRED        ACQUIRED
      ---------------------            ----          ----------   ----------       ---------
Same Store
ARIZONA
    PHOENIX:
Acacia Creek                        Scottsdale            508       Acquired           1995
Bayside at the Islands                 Gilbert            272      Developed           1988
Country Brook                         Chandler            276        Acq/Dev      1991/1993
Gateway Villas                         Phoenix            180      Developed           1995
Greenwood Village                        Tempe            270       Acquired           1993
Heritage Point                            Mesa            148       Acquired           1994
La Mariposa                               Mesa            222       Acquired           1990
La Valencia                               Mesa            361       Acquired           1990
Little Cottonwoods                       Tempe            379    Acq/Acq/Dev     1989/89/90
Miramonte                           Scottsdale            151      Developed           1983
Morningside                         Scottsdale            160       Acquired           1992
Mountain Park Ranch                    Phoenix            240      Developed           1995
Park Meadow                            Gilbert            156       Acquired           1992
Preserve at Squaw Peak                 Phoenix            108       Acquired           1991
Promontory Pointe                      Phoenix            304       Acquired           1988
Rancho Murietta                          Tempe            292       Acquired           1995
Scottsdale Courtyards               Scottsdale            274      Developed           1993
Scottsdale Meadows                  Scottsdale            168      Developed           1984
Shadow Brook                           Phoenix            224       Acquired           1993
Shores at Andersen Springs            Chandler            299      Developed      1989/1993
Silver Creek                           Phoenix            174       Acquired           1991
Sonoran                                Phoenix            429      Developed           1995
Sun Creek                             Glendale            175       Acquired           1993
Superstition Vista                        Mesa            316       Acquired           1995
The Enclave                              Tempe            204      Developed           1995
The Heritage                           Phoenix            204      Developed           1995
The Meadows                               Mesa            306       Acquired           1987
The Palms                              Phoenix            132      Developed           1990
Towne Square                          Chandler            468        Acq/Dev      1992/1995
Villa Encanto                          Phoenix            382      Developed           1983
Village at Lakewood                    Phoenix            240      Developed           1988
                                                      ----------
                                                        8,022
   TUCSON:
Harrison Park                           Tucson            172       Acquired           1991
La Reserve                          Oro Valley            240      Developed           1988
Orange Grove Village                    Tucson            256       Acquired           1991
Suntree Village                     Oro Valley            424       Acquired           1992
The Arboretum                           Tucson            496        Acq/Dev      1992/1995
Village at Tanque Verde                 Tucson            217        Acq/Dev      1990/1994
                                                      ----------
                                                        1,805
   CALIFORNIA:
The Ashton                        Corona Hills            492       Acquired           1995
                                                      ----------
                                                          492
                                                      ----------
     Total Same Store                                  10,319
                                                      ----------
                                                      ----------


                                                                                        YEAR
                                                                                      DEVELOPED
                                                       NUMBER OF        DEVELOPED/       OR
                    APARTMENT COMMUNITIES                 CITY          APARTMENTS    ACQUIRED
                    ---------------------                 ----          ----------   ----------
COMMUNITIES STABILIZED LESS THAN
  TWO YEARS
ARIZONA
    PHOENIX:
Country Brook Expansion Phase III                        Chandler            120      Developed        1995/96
Ingleside                                                 Phoenix            120      Developed        1995/96
Ladera                                                    Phoenix            248      Developed        1995/96
Mirador                                                   Phoenix            316      Developed        1995/96
Park Meadow Expansion Phase II                            Gilbert             68      Developed        1995/96
Towne Square Expansion Phase III                         Chandler            116      Developed        1995/96
                                                                         ----------
                                                                             988
TUCSON:
The Legends                                                Tucson            312      Developed        1995/96
Orange Grove Expansion Phase II                            Tucson            144      Developed        1995/96
                                                                         ----------
                                                                             456
                                                                         ----------
     Total Communities Stabilized Less than Two Years                      1,444
                                                                         ----------
                                                                         ----------

DEVELOPMENTS AND LEASE-UP PROPERTIES
ARIZONA
   PHOENIX:
The Hawthorne (1)                                         Phoenix            276      Developed        1995/96
The Retreat Phase I (2)                                   Phoenix            240      Developed        1996/97
The Retreat Phase II                                      Phoenix            240      Developed           1997
Vista Grove (2)                                              Mesa            224      Developed        1996/97
The Isle at Arrowhead Ranch (4)                          Glendale            256      Developed           1996
Promontory Pointe Expansion Phase II (1)                  Phoenix            120      Developed        1995/96
Montierra                                              Scottsdale            249      Developed           1997
                                                                         ----------
                                                                           1,605
  TUCSON:
Bear Canyon (3)                                            Tucson            238      Developed        1995/96
Harrison Park Expansion Phase II (3)                       Tucson            188      Developed        1995/96
                                                                         ----------
                                                                             426
                                                                         ----------
    Total Developments and Lease-Up Properties                             2,031
                                                                         ----------
                                                                         ----------

ACQUISITIONS
CALIFORNIA
Canyon Crest Views                                      Riverside            178       Acquired           1996
Canyon Ridge                                            San Diego            162       Acquired           1997
Marquessa                                            Corona Hills            336       Acquired           1997
Portofino                                             Chino Hills            176       Acquired           1996
Parkview Terrace Club                                    Redlands            558       Acquired           1996
Redlands Lawn & Tennis Club                              Redlands            496       Acquired           1996
                                                                         ----------
                                                                           1,906
                                                                         ----------
Total                                                                     15,700
                                                                         ----------
                                                                         ----------

DISPOSITIONS
ARIZONA
Deer Creek Village                                        Phoenix            308       Acquired           1991
The Pines                                                    Mesa            194       Acquired           1992
Los Arboles                                              Chandler            232      Developed           1985
                                                                         ----------
                                                                             734
                                                                         ----------
                                                                         ----------

(1) Community reached stabilized occupancy in the first quarter 1997
(2) Community is in lease-up
(3) Community reached stabilized occupancy in the second quarter 1997
(4) Community reached stabilized occupancy in the third quarter 1997

PART II     OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

      10.26  Amendment No. 1 to Employment Agreement, dated as of July 1,
             1997, by and among Stephen O. Evans, Evans Withycombe Residential,
              Inc. and Evans Withycombe Management Inc.

      10.27 Amendment No. 1 to Employment Agreement, dated as of July 1, 1997, by and among Richard G. Berry, Evans Withycombe Residential, Inc. and Evans Withycombe Management Inc.

      10.28 Change in Control Agreement, dated as of June 18, 1997, by and between Evans Withycombe Residential, Inc. and Stephen O. Evans

      10.29 Change in Control Agreement, dated as of June 18, 1997, by and between Evans Withycombe Residential, Inc. and Richard G. Berry

      10.30 Change in Control Agreement, dated as of June 18, 1997, by and between Evans Withycombe Residential, Inc. and Paul R. Fannin

      10.31 Amendment No. 1 to Change in Control Agreement, dated August 27, 1997, by and between Evans Withycombe Residential, Inc. and
             Paul R. Fannin

      10.32 Change in Control Agreement, dated as of June 18, 1997, by and between Evans Withycombe Residential, Inc. and G. E. O'Clair

      10.33 Amendment No. 1 to Change in Control Agreement, dated August 27, 1997, by and between Evans Withycombe Residential, Inc. and Edward O'Clair

      27     Financial Data Schedule

(b)  Two Form 8-K's were filed during the third quarter 1997.

     - A Form 8-K was filed on August 25, 1997 reporting under Item 5 the modification of the Company's existing Revolving Loan Agreement by and between the banks named herein, Bank One Arizona, N.A., as administrative agent, and Bank of America National Trust and Savings Association and Wells Fargo Bank, National Association as co-agents and Item 7 exhibits containing the modification agreement.

     - A Form 8-K was filed on August 27, 1997 reporting under Item 5 the pending merger between the Company and Equity Residential Property Trust and Item 7 exhibits relating to the agreement and plan of merger.


                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EVANS WITHYCOMBE RESIDENTIAL, INC.



November 11, 1997                      /s/ Stephen O. Evans
--------------------------            ------------------------------
 (Date)                                Stephen O. Evans,
                                       Chairman of the Board and
                                       Chief Executive Officer

November 11, 1997                     /s/ Paul R. Fannin
--------------------------            ------------------------------
 (Date)                               Paul R. Fannin,
                                      Senior Vice President and
                                      Chief Financial Officer